Form 10QSB
period 1997-09-30
UNITED STATES MINING & EXPLORATION INC
filed 1997-11-05
CIK 1041711

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-22851


                 UNITED STATES MINING & EXPLORATION, INC.
                 ----------------------------------------
              (Name of Small Business Issuer in its Charter)


           UTAH                                          87-0401942B
           ----                                          -----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                          5525 South 900 East, Suite 110
                            Salt Lake City, Utah  84117
                            ---------------------------
                      (Address of Principal Executive Offices)

                    Issuer's Telephone Number:  (801) 262-8844


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            November 3, 1997

                                 491,314
                                 -------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of Unites States Mining & Exploration, Inc., a Utah corporation (the Company ), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Note. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                   UNITED STATES MINING & EXPLORATION, INC.
                              BALANCE SHEETS
                    September 30, 1997 and March 31, 1997
                                       9/30/97        3/31/97
                                     [Unaudited]
 ASSETS

 Total Current Assets                  $      0       $      0

 TOTAL ASSETS                          $      0       $      0

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Loans from stockholders               $      0          1,902
 Total liabilities                            0          1,902

 TOTAL LIABILITIES                            0          1,902

 EQUITY
 Common Stock                             1,044         42,405
 Paid-in Capital                        446,147        399,255
 Accumulated Deficit                   (447,191)      (443,562)
 TOTAL EQUITY                                 0         (1,902)

 TOTAL LIABILITIES & EQUITY            $      0       $      0


NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 1997 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                 UNITED STATES MINING & EXPLORATION, INC
                         STATEMENTS OF OPERATIONS
         For the Six-Month Periods Ended September 30, 1997 and 1996

                     Three Months   Three Months   Six Months   Six Months
                        Ended          Ended         Ended        Ended
                       9/30/97        9/30/96       9/30/97      9/30/96
                     [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]
 REVENUE
 Income                $      O       $      O      $      O     $      O
 NET REVENUE                  0              0             0            0

 OPERATING EXPENSES
 Office Expenses              0          1,028           191        1,103
 Professional Fees        1,135          2,631         3,438        2,634
 TOTAL OPERATING EXPENSES 1,135          3,659         3,629        3,737

 OPERATING INCOME/(LOSS)$(1,135)      $ (3,659)     $ (3,629)    $ (3,737)

 OTHER INCOME/(EXPENSE)
 Income from forgiveness
   of debt                    0              0             0       13,090
 NET INCOME/(LOSS)      $(1,135)      $ (3,659)     $ (3.629)    $  9,353

 NET LOSS PER SHARE     $ (0.01)      $  (0.01)     $  (0.01)    $   0.01

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING   583,497     32,383,155    14,508,616   32,383,155


                UNITED STATES MINING & EXPLORATION, INC.
                       STATEMENTS OF CASH FLOWS
      For the Six-Month Periods Ended September 30, 1997 and 1996

                     Three Months   Three Months   Six Months   Six Months
                        Ended          Ended         Ended        Ended
                       9/30/97        9/30/96       9/30/97      9/30/96
                     [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]
 Cash Flows Used For
 Operating Activities
 Net Loss             $  (1,135)     $  (3,659)    $  (3,629)   $   9,354
 Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:

  Forgiveness of Debt         0              0             0      (13,090)
  Issuance of common
  stock in exchange for
  expenses paid by a
  shareholder             5,531              0         5,531            0
 Increase/(Decrease) in
  advance-shareholder    (4,396)         3,659        (1,902)       3,736

 Net Cash Used For
   Operating Activities $     O       $      O       $     0     $      O


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since approximately 1990 or during the quarterly period ended September 30, 1997. During this period, the Company received revenues totaling $0. During the same period, total expenses were $1,135 and net loss totaled $1,135.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Because the Company presently has no assets, management expects that such funds may be advanced by management or principal stockholders as loans to the Company. Any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1997, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $1,135.

Liquidity.
----------

          At September 30, 1997, the Company had total current assets of $0, with total current liabilities of $0.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          The Company is currently attempting to finalize a reorganization agreement with Global Digital Information, Inc., a Washington corporation ("GDI"), whereby GDI would become a wholly-owned subsidiary of the Company in consideration of the Company's issuance of "unregistered" and "restricted" shares of its common voting stock. GDI is in the business of developing and marketing medical records and file document management software.
In the event of any such reorganization between the Company and GDI, the Company will timely file a Current Report on Form 8-K with the Securities and Exchange Commission, which Current Report will disclose the material terms of such reorganization in accordance with the requirements of Rule 13a-11 of the Securities and Exchange Commission.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED STATES MINING & EXPLORATION, INC.



Date: 11-3-97                         By /s/ Sheryl Ross
     --------------                     -------------------------------------
                                        Sheryl Ross
                                        Director and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                      UNITED STATES MINING & EXPLORATION, INC.



Date: 11-3-97                         By /s/ Sheryl Ross
     --------------                     -------------------------------------
                                        Sheryl Ross
                                        Director and President


Date: 11-3-97                         By  /s/ Wayne R. Bassham
     ---------------                     ------------------------------------
                                        Wayne R. Bassham, Director,
                                         Vice President and
                                        Secretary/Treasurer