Form 10-K
period 1998-03-31
GLOBAL DIGITAL INFORMATION INC
filed 1998-07-31
CIK 1041711

SECURITIES AND EXCHANGE
 COMMISSION

      Washington, D.C. 20549

             FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO
 SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For Fiscal Year Ended March 31, 1998

                         OR

[   ]     TRANSITION REPORT PURSUANT TO
 SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1983

     For the transition period from
 __________________________ to
 ___________________

Commission file number 0-22851

 GLOBAL DIGITAL INFORMATION, INC.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)91-179-3053
(I.R.S. Employer Identification Number)
                   10655 NE 4th Street, Suite 707
        Bellevue, WA 98004
(Address of Principal Executive Offices, including
 ZIP Code)

     13212 NE 16th Street #311
        Bellevue, WA 98005
         (Former address)

Registrant's telephone number, including area code:
     (425) 643-0777

Securities registered pursuant to Section 12(b) of the
 Act:

Title of each class
CommonName of Each exchange on which registered
National Association of Securities Dealers
Securities registered pursuant to Section 12(g) of the Act:
_________________________________

     Indicate by check mark whether the
 Registrant (1) has filed all reports required to be
 filed by Section 13 or 15(d) of the Securities
 Exchange Act of 1934 during the preceding 12
 months (or for such shorter period that the
 registrant was required to file such reports), and (2)
 has been subject to such filing requirements for the
 past 90 days.
          Yes    X       No _____

     Indicate by check mark if disclosure of
 delinquent filers pursuant to item 405 of Regulation
 S-K is not contained herein, and will not be
 contained, to the best of registrants's knowledge, in
 definitive proxy or information statements
 incorporated by reference in part III of this Form
 10-K or any amendment to this Form 10-K.    [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 1, 1998 was approximately $13,206,167.50.

     On July 1, 1998, approximately 10,564,934 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

     (1)  Financial Statements for March 31,
 1998 and 1997

     (2)  Portions of the Registrant's Notice of
 Annual Meeting and Proxy Statement for the
 Registrant's Annual Meeting of Stockholders to be held on August 19, 1998 are incorporated by reference into Part III hereof.

     Except for the historical information
 presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That
 May Affect Future Results" under "Management's
 Discussion and Analysis of Financial Condition and
 Results of Operations" in the Company's 1998
 Financial Statements, which is incorporated by reference in this Form 10-K.

              PART I

Item I.  Business

     Introduction

     Global Digital Information, Inc.
 ("Company" or "GDI") is a Utah Corporation.
 Prior to October 31, 1997, GDI was a Washington corporation with offices located in Bellevue and Tacoma, Washington. On October 31, 1997, GDI merged in a reverse merger transaction into a publicly held company by the name of US Mining
 Company, Inc., a Utah corporation. Upon closing this transaction on November 15, 1997, US Mining
Company, Inc. changed its name to Global Digital
 Information, Inc.  The Board
of Directors of US Mining (now GDI) resigned, and the shareholders elected the current Board of Directors of GDI. The current officers of GDI were reappointed by the Board of Directors.

    The Company

      GDI designs, develops, markets and
 supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal and network computers using Microsoft
 Windows and Windows NT operating systems.

      In September, 1997, the Company released its flagship product "CaduSys Medical Record" at the annual Microsoft Healthcare Users Group (MS-
HUG) convention in Las Vegas. The market's immediate and enthusiastic reception of "CaduSys" has been gratifying. "CaduSys Medical Record"
 ("CMR") is a state -of-the-art electronic patient record that seamlessly interfaces with existing medical billing software allowing today's healthcare professional instant multi-user access to "realtime refreshed" outcome-based patient data. The
 "CMR" product is redefining the standard for open architecture, user friendly, customizable software for electronic patient data in our portion of the $300 billion marketplace for medical information technology. "CaduSys Medical Record" is a 32-bit, client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. The CaduSys product offers improved quality of care, instant access to patient charts, reduced information costs, increased revenues, instant outcomes, instant connectivity, flexibility and ease of use, as well as specific clinical and medical/legal benefits.
 "CMR" is sold to health care organizations including, but not limited to, single and multi-
doctor practices, clinics, health care organizations and small hospitals. The primary target markets are medium to large medical clinics, Independent
 Provider Associations, Preferred
Provider Organizations and Health Maintenance
 Organizations. Annual client savings in excess of one-half million dollars per installation are attainable in these target accounts. "CaduSys
 Medical Record" has been endorsed by Grant
 Thornton Management Advisors and, in an
 unrelated transaction, the company has just contracted with HealthSouth for the installation of the "CaduSys" product. GDI has commenced negotiations with Bowne Financial Publishers for the global rollout of the "CMR" product.

      GDI also manufacturers and markets
 "FILEsaver", an insightfully designed paper-based filing system for hard copy information storage and retrieval combined with electronic file back up (the emerging half-step into true paperless filing). As an integral part of the "FILEsaver" marketing plan, GDI is negotiating to enter into a strategic partnership with Smead Manufacturing in Hastings, Minnesota, the leading US supplier of office filing products.

      Additionally, the Company has begun
 seminal stage research on the creation of a second office productivity tool for medical document management. "CaduSys Digital Office" will be a paper free electronic file system that allows medical practitioners to record, scan, store, sort, retrieve and manage documents and files in Microsoft
 "Windows" operating systems.  "CaduSys Digital
 Office" will offer an easy-to-use, fast and effective solution for document input and management at the desktop, while reducing dependence on paper-
based filing.

      The Company's products use peripherals
 and applications commonly found on personal and network computers that transform the PC into a personal and network paper-free office management and productivity software system for large or small office or home office ("SOHO") medical professionals. Through the use of multimedia databases, GDI's applications convert paper documents to digital information for electronic filing, faxing, editing scanning, printing, sending and retrieving of paper-based documents by electronic mail. All of GDI's applications employ scanning and image compression engines that convert scanned or faxed documents and images to editable text compatible with most word processors and desktop publishers.

      Background Information


      In 1997, the Company was organized as a
 Washington corporation with the name Global
 Digital Information, Inc.   Global was founded by
 Jeffrey Beneson to create a platform for growth through acquisition of the most promising technologies and products that lend themselves to the process of digital convergence and commerce.
 Computer World magazine states that some new technology or device is invented, discovered, or developed somewhere in the world every 18 seconds! This clearly demonstrates that the prudent investment in high technology is placed in companies with demonstrative capacity to bring products and their Common Stock to market. The mission statement for Global Digital Information is to excel in this process of "securitization of intellectual capital" through acquisition. Since inception, it has been the Company's strategy to position itself at the crossroads of capital and technology deal flow, with a plan to concentrate its time and resources on the two "twin towers" of explosive growth in the information technology marketplace: the Internet and imaging related businesses. The initial application of this strategy was to seek targets of opportunity to acquire, develop and market software for document imaging and Internet applications for Windows 95 and Windows NT. The Company has identified the fast growth and lucrative medical document management market as its best opportunity to position itself for immediate and sustained growth providing the ability to market its technology products for both high price and high volume on a global basis. GDI acquired CaduSys Software and all rights, title and interest to its proprietary line of state of the art medical document management products. With this acquisition, GDI is an emerging leader in the computerized medical patient record systems industry. GDI has over 50 years of combined experience in the field of electronic patient record-keeping, making it one of the most established companies in this infant yet rapidly growing marketplace. "CaduSys Medical
 Record" has been endorsed by Grant Thornton
 Management Advisors as the preferred electronic patient record system for health care provider and social services. The acquisition of CaduSys brings
 GDI immediate sales and revenue while positioning the Company at the forefront of new product development focused on the medical records industry. GDI has recruited 15 "CaduSys
 Authorized Dealers," all value added resellers
 (VARS), throughout the United States, and is pursuing an aggressive campaigning to triple this dealer base by fiscal year end.

      Future Products

      The "enterprise wide" system anticipates the "Internet enabled" functionality of the "CaduSys Digital Office" seamlessly interfacing with the existing "CaduSys Medical Record" that electronically manages patient records. The
 "enterprise wide" application transforms the corporate intranet into a central repository for documents and forms that are downloaded onto individual workstations and used throughout the company. This data is available to other corporate intranets, forming an "extranet" for medical information.

      The Company anticipates adding certain
and specific niche markets as the plan for horizontal migration as the technology unfolds. At the same time, GDI will offer a mass market version of the "CaduSys Digital Office" product directly from the Company's web site similar to the Microsoft and Netscape plans of instant market penetration and dominance. The web site plan of mass market distribution for the "CaduSys Digital Office"
"personal edition" follows a "shareware" approach, offering the software free for 30 days, after which the user pays a registration fee bringing immediate sales and revenue. Additionally, the completion of the Win95 32-bit system, simultaneous with the development of an NT interface, anticipates a full- featured
"enterprise" product and
implies a dramatically expanded target market.

      The Company anticipates that the
symbiotic combination of its "CaduSys Medical
Record and Digital Office" products will allow for a simple and time/capital cost effective horizontal migration of its product line into unrelated vertical markets for expanded and diversified revenue generation.

      Employee Options and Incentives

      The Board of Directors for the Company
 expects to set a minimum limit of $4.00 per share for the strike price on all options to be granted by the Company for Officers, Directors and/or key employees. Management believes that this price for the Company's common stock represents
exceptional potential for gain and resultant incentive for high performance by option recipients.

      Financial Information about Industry
 Segments, Backlog, etc.

      The financial statements required by this item are included in the Company's 1998 Financial
Statements and are incorporated by reference.

Item 2.  Properties

      The Company's executive offices are
 located in the Key Bank building in Bellevue, Washington. The Company has a sales/development office located in Tacoma
, Washington, which services the CaduSys product.

Item 3.  Legal Proceedings

      The Company is involved in only one
 litigation matter.  The case is filed in the Western
District of Washington, and is entitled Global
 Digital Information v. Jenson, et. ux., et. al., cause no. C98-0780C. The action involves litigation by the Company against a number of individuals and shareholders for, inter alia, misrepresentation in the merger. The Company is claiming damages against certain individuals, an accounting of funds that were supposed to have been received by the then
 Company attorney after the merger, and a request that certain stock issued pursuant to the matter be canceled. While the amount of damages that can be recovered is uncertain at this time, the Company expects a favorable result from the litigation. Since the Company is the plaintiff, it is unknown what, if any, damages the Company might suffer, however, it is not anticipated that there is significant exposure for the Company in the lawsuit.

Item 4.  Submission of Matters to a Vote of
 Security Holders

      The following matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1998:


Date and Type of Meeting

Special meeting held on January 12, 1998


        Matters voted upon

Amendment to Articles of Incorporation
changing name to Global Digital Information, Inc., 6,281,310.38 shares for, 0 against, 48 shares abstained.






      The following information is included in accordance with the provision of Part III, Item 10:

           Name                 Age                          Position
Jeffrey H. Beneson                   52                         President and a
                                                                    Director since inception

David D. Meunier                   37                           Vice President of
                                                            Development, the Company's
                                                            wholly-owned subsidiary, and
                                                              a director

William H. Coyne, M.D.       42                           Medical Director

             PART II

Item 5.  Market for Registrant's Common Equity
 and Related Stockholder Matters

     The Company is currently trading, OTC, on the Nationals Association of Securities Dealers with the high bid at $4.00 per share and the low bid of $.10 per share during the last quarter. Additional information required by this item may be found in the Company's 1998 Financial Statements and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information required by this item is set forth in the Company's 1998 Financial Statements and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis
 of Financial Condition and Reports of
 Operation

     The information required by this item is set forth in the Company's 1998 Financial Statements and is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental
 Date

     The consolidated financial statements
 required by this item are included in the Company's
1998 Financial Statements and are incorporated by
 reference.  With the exception of the
aforementioned information and the information
 incorporated in Items 5, 6 and 7, the Company's
1998 Financial Statements is not to be deemed filed as part of this Form 10-k Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included in the Company's 1998 Financial
 Statements and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein.

Item 9.  Changes in and Disagreements with
 Accountants on Accounting Financial Disclosure


     As a result of the recent merger referenced above, Mr. Tom Harris, CPA, was engaged to audit the Company's financial records As of August 1, 1997.

            PART III

Item 10.  Directors and Executive Officers of the
 Registrant

     Jeffrey H. Beneson, Founder, has served as
 President and a Director since inception.  Mr.
Beneson has an extensive background in business development and merchant banking, serving as a Manager for Emmett Larkin Co., (NASD member firm) of San Francisco. Formerly Mr. Beneson worked in top management with various national
 advertising and manufacturing concerns including
Careff Paint & Chemical and Stewart Oxygen
 Service. Mr. Beneson attended San Fernando
 Valley College majoring in Marketing.

     David D. Meunier, serves as a Director and as Vice President of Development, the Company's wholly-owned subsidiary. Mr. Meunier brings software design experience and business leadership qualities to the Company. Mr. Meunier's background includes clinical observation reporting, medical legacy system integration, medical client/server application design, and database design, on a variety of operating systems.  Mr.
 Meunier has managed design teams engineering systems for the University of Nebraska Medical
 Center and formerly worked as Vice-President for Reliable Services and President of Cascade
 Computer Technologies. Mr. Meunier founded
 CaduSys Software in 1994.

     William H. Coyne, M.D., Medical Director.
 Dr. Coyne is the Clinical Director of Jefferson
Medical Associates, coordinating provider schedules and his own pediatric/internal medical practice. Dr. Coyne is Chairman of Information
 Systems Technologies for the Port Townsend
 Physicians Group and helped establish the County-wide medical information network for Grays harbor
 County (Washington). Dr. Coyne has been an integral part of the development team of "CaduSys
 Medical Record" for over 3 years. His input and influence has helped shape the flexibility and power that separates GDI and its "CaduSys" product line from its competitors.

     Jose-Luis Riesco, has acted as a Director of the Company since August, 1996. Mr. Riesco works for Microsoft Corporation as International
 Vendor Development Manager, responsible for localization of software and manuals published in
 Spanish, German, Italian, French and Portuguese.
Mr. Riesco attended the Universidad de Oviedo,
 Spain, where he received his Bachelor's degree in 1984 and his Master's in Spanish Linguistics in
 1986.

     Morris Gorelick, serves the Company as a Director. Mr. Gorelick brings over 50 years experience in business and finance to Global
Digital. After attending the University of Washington School of Pharmacology, Mr. Gorelick founded and continues to operate Thrifty Plumbing
 Supply of Seattle for over 40 years. Additionally, he is a co-founding financier in Starbucks, Triadd
Software (document storage), Transwest
 Communications (telephone interconnection), Ultra
 Vection International (home electronics), and
 Medical Research and Marketing.

     Antony Dyke, serves as Manager for
 Technical Support. Mr. Dyke's technical skills include a solid working knowledge of Microsoft
 Windows NT operating system and experience in troubleshooting NT installations. He brings an understanding of how clinical and business software should be integrated into the medical office to improve front and back office efficiency.

     William O'Grady, serves as a Technical
 Advisor to the Company and is currently
CEO/President of Olympic Sports and Spine
 Rehabilitation Clinics.  Bill O'Grady earned his
 Physical Therapy degree from California State
 University, Long Beach in 1972, and his Masters degree in adaptive physical education from USC in
 1977. He is a clinical instructor in several universities, serves as a full Colonel in the US
 Army Reserves, and is a Consultant to the Office of the Surgeon General.

     Dan Arensmeier, serves as a Technical
 Advisor to the Company and is Principal in the firm of Baum, Arensmeir and Talent, specializing in high technology marketing. Mr. Arensmeir has spent over 20 years in marketing and advertising, eight of them with Xerox.  Other prominent clients of Mr.
 Arensmeir include Hewlett-Packard, Hyundai
 Electronics, US West, and NCR.

     David Hunter, serves as a Marketing
 Advisor to the company and has been actively involved in the health care industry for over 25 years as a professional planning and management consultant and in senior hospital administrative positions. He has directed over 200 assignments for health care client organizations throughout the United States and the Middle East. Mr. Hunter received his undergraduate education at Bowdoin
 College in Brunswick, Maine and his Master of Hospital Administration from the University of Michigan.

     David Hartman, serves as a Technical
 Advisor to the Company and is a Senior Consultant to NCR Corporation. Mr. Hartman brings over 20 years of business analysis, development, and information management experience to Global
 Digital. His areas of specialized knowledge include data architecture and relational database administration, logical data modeling, data mapping, data repository/metadata population and
 DB2, SYBASE database physical object creation.
 Mr. Hartman holds a MS from Rutgers in Statistics and a BA in Mathematics from Scranton
 University, and is a Chartered Life Underwriter.

     Bradley McManus, serves as Capital
 Strategist for the Company and is the Founder and President of Triune Capital of Los Angeles. Mr.
 McManus has over 20 years experience in seminal stage capital formation and analysis, formerly serving as President, COO and Co-Founder of Guild Investment Management, a firm specializing in "growth equity" discretionary investments, managing assets over $185 Million USD. Also,
 Mr. McManus acted as Portfolio Manager for the Personal Trust Division of Harris Trust in Chicago assisting in the growth of funds under management from $300 Million to over $1 Billion USD. Mr.
 McManus earned his MBA (emphasis Finance) from Northern Illinois University. He is a
 Chartered Financial Analyst, Level II.

Item 11.  Executive Compensation

     Other than information provided in the
 Company's 1998 Financial Statements incorporated herein, executive officers and directors have received no other compensation.

Item 12.  Security Ownership of Certain
 Beneficial Owners and Management

Title of Class   (1) Name and        (2) Amount and             (3)Percent of Class
                              Address of             Nature of
                             Beneficial Owner   Beneficial Ownership
Common              Jeffrey Beneson,     675,000 Issued        6.4%
                             Director                   Shares
                             14753 NE 1st Place
                              C-7
                              Bellevue, WA
                              98007

Common               Technologies         1,000,000 Issued      9.5%
                              Finance, LTD         Shares
                              133 Codling Rd
                              Bury St. Edmonds
                              Egn 1P327HE, UK

Common                David Meunier,    289,617.50 Issued   2.7%
                               Director                Shares
                               31601 32nd Avenue SW
                               Federal Way, WA
                               98023

Common                 Jose-Luis Riesco   350,000 Issued      3.3%
                                Director                 Shares
                                8920 168th Ave NE
                                Redmond, WA 98052

Common                  Morris Gorelick,    425,000 Issued     4%
                                 Director                  Shares
                                 13212 NE 16th
                             Bellevue, WA 98005

Item 13.  Certain Relationships and Related
Transactions

     Not applicable.

             PART IV

Item 14.  Exhibits, Financial Statement
 Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-K Annual Report:

1)   Financial Statements

  a) Balance Sheet for March 31, 1998 and 1997
  b) Statement of Income (Loss), Year Ended
 March 31, 1998 and 1997
  c) Statement of Shareholders' Equity, Year
 Ended March 31, 1998
  d) Statement of Cash Flows, March 31, 1998
 and 1997
  e) Notes to Financial Statements

2)        Financial Statements Schedules

  a) Independent Auditor's Report

     All other schedules are omitted because
 they are not applicable or the required
information is presented in the consolidated financial statements or notes thereto.

3)        Exhibits

  a) Reports on form 8-K/A1
  b) Exhibits:

     _____     The Company's Financial
 Statements for March 31, 1998 and 1997
     _____     Proxy statements to shareholders
SIGNATURES

     Pursuant to the requirements of Section
 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global Digital Information,
 Inc.

                                        By:  /s/ Jeffrey Beneson
                                             Jeffrey Beneson
                                             President, Director
                                             July 2, 1998               PROXY

          The undersigned hereby appoints
 Leonard W. Burningham, Esq., as his attorney in fact to vote any shares he owns at the special meeting of the stockholders of United States
Mining & Exploration, Inc.  To be held March 17,
 1996 at the hour of 10:00 p.m., Mountain
Standard Time, or any adjournment thereof.

Number of Shares:   21,510,170
          Stockholder -- Jenson Services,
 Inc.


/s/  Duane S. Jenson
                              Duane S. Jenson, President and Director
jenson Services, Inc.
               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
               INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
 "Company"), you will be designating Jeffrey
 Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and
 returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
 the name of the Company be changed to "Global
Digital Information, Inc."?

YES       NO        ABSTAIN
  X            _____               ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December
 22, 1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97              Arnold S.
Farber, DMD, P.C. Money Purchase Pension Plan
                         Name of
 stockholder (Please print legibly)

Number of Shares:  60,000          /s/  Arnold S.
 Farber, DMD, Pres.

                         Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted
 "FOR" the change of name of the Company.
 Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr.
 Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/9/98                     Clarence S. Meunier
                              Name
of stockholder (Please print legibly)

Number of Shares:                  /s/
Clarence S. Meunier
                              Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/6/98                     John
Paulson
                              Name
of stockholder (Please print legibly)

Number of Shares:  1500            /s/
John Paulson
                              Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/6/98                     George
A. and Mary L. Miklos
                              Name
of stockholder (Please print legibly)

Number of Shares:  3000            /s/
George A. Miklos, Mary L. Miklos
                              Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/6/98                     Scott
A. Broullett
                              Name
of stockholder (Please print legibly)

Number of Shares:  44,000               /s/
Scott A. Broullett
                              Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/3/98                     Charlie
Gay
                              Name
of stockholder (Please print legibly)

Number of Shares:  25,000               /s/
Charles W. Gay
                              Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/31/97                        Donald H. Stephenson
                                   Name of stockholder (Please print legibly)

Number of Shares:  34,665.38            /s/  Donald H. Stephenson
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97                        Paul John Axt
                                   Name of stockholder (Please print legibly)

Number of Shares:  5,000                /s/  Paul John Axt
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/30/97                        Mike Donahue
                                   Name of stockholder (Please print legibly)

Number of Shares:  20,000                  /s/  Mike Donahue
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

      X        Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97                        Vern Essenberg
                                   Name of stockholder (Please print legibly)

Number of Shares:  3,000                /s/  Vern Essenberg, Judith
Essenberg
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Law Offices of David L. Evans,
P.S.
                                   Name of stockholder (Please print legibly)

Number of Shares:  250                  /s/  David L. Evans, President
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

      X        Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/22/97                        J. Paul Fallon
                                   Name of stockholder (Please print legibly)

Number of Shares:  100,000                 /s/  Justin P. Fallon
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Arnold S. Farber
                                   Name of stockholder (Please print legibly)

Number of Shares:  30,000                  /s/  Arnold S. Farber
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Arnold S. Farber
                                   Name of stockholder (Please print legibly)

Number of Shares:  5,000                /s/  Arnold S. Farber
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Carol G. Farber
                                   Name of stockholder (Please print legibly)

Number of Shares:  5,000                /s/  Carol G. Farber
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97                        Gordon B. Frazer
                                   Name of stockholder (Please print legibly)

Number of Shares:  5,000                /s/  Gordon B. Frazer
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Lloyd Freitas
                                   Name of stockholder (Please print legibly)

Number of Shares:  50,000                  /s/  Lloyd Freitas
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97                        Paul Gonnella
                                   Name of stockholder (Please print legibly)

Number of Shares:  60,000                  /s/  Paul Gonnella
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/26/97                        David L. Hartman
                                   Name of stockholder (Please print legibly)

Number of Shares:  105,000                 /s/  David L. Hartman
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/2/98                          Darlene Hascoolidge
                                   Name of stockholder (Please print legibly)

Number of Shares:  100,000                 /s/  Darlen Hascoolidge
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/26/97                        David Hunter
                                   Name of stockholder (Please print legibly)

Number of Shares:  10,000                  /s/  David Hunter
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/31/97                        Jerry Huse
                                   Name of stockholder (Please print legibly)

Number of Shares:  45,000                  /s/  Jerry Huse
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Kenneth G. Koch
                                   Name of stockholder (Please print legibly)

Number of Shares:  50,000                  /s/  Kenneth G. Koch
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/26/97                        Positive Concepts, Inc.
                                   Name of stockholder (Please print legibly)

Number of Shares:  175,000                 /s/  By G. W. Oldham, Pres
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/26/97                        William H. O'Grady
                                   Name of stockholder (Please print legibly)

Number of Shares:  30,000                  /s/  William H. O'Grady
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/5/98                          Hilton Lloyd Morris, Jr.
                                   Name of stockholder (Please print legibly)

Number of Shares:  30                   /s/  H. L. Morris, Jr.
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Henning V. Nelson
                                   Name of stockholder (Please print legibly)

Number of Shares:  2,000                /s/  Henning V. Nelson
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/31/97                        John A. Nelson & Deanne L.
Nelson
                                   Name of stockholder (Please print legibly)

Number of Shares:  10,000                  /s/  John A. Nelson &
Deanne L. Nelson
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/27/97                        Lenard E. Little
                                   Name of stockholder (Please print legibly)

Number of Shares:  13,600                  /s/  Lenard E. Little
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        James W. Loucks
                                   Name of stockholder (Please print legibly)

Number of Shares:  50,000                  /s/  J. W. Loucks
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

      X        Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/28/97                        Jose-Luis Riesco
                                   Name of stockholder (Please print legibly)

Number of Shares:  350,000                 /s/  Jose-Luis Riesco
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Duane Rossiter
                                   Name of stockholder (Please print legibly)

Number of Shares:  18                   /s/  Duane Rossiter
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/28/97                        William Schaetzel
                                   Name of stockholder (Please print legibly)

Number of Shares:  25,000                  /s/  William Schaetzel
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/5/98                          Stephen Scheer
                                   Name of stockholder (Please print legibly)

Number of Shares:  120,000                 /s/  S. J. Scheer
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Arnold Shutz, Barbara Shutz
                                   Name of stockholder (Please print legibly)

Number of Shares:  10,000                  /s/  Arnold E. Shutz, Barbara
S. Shutz
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/26/97                        James C. Smith
                                   Name of stockholder (Please print legibly)

Number of Shares:  16,400                  /s/  James Christian Smith
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/30/97                        Peter A. Wathen
                                   Name of stockholder (Please print legibly)

Number of Shares:  20,000                  /s/  Peter A. Wathen
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Roger Wingerter
                                   Name of stockholder (Please print legibly)

Number of Shares:  5,000                /s/  Roger Wingerter
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                      X            _____
          ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/5/98                          Stephen and Laura Scheer
                                   Name of stockholder (Please print legibly)

Number of Shares:  8,325                /s/  S. J. Scheer
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                                                          X

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  12/29/97                        Randy L. Green
                                   Name of stockholder (Please print legibly)

Number of Shares:  2,000                /s/  Randall L. Green
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting.               PROXY
    FOR A SPECIAL MEETING OF
         STOCKHOLDERS OF
UNITED STATES MINING & EXPLORATION,
              INC.
   TO BE HELD JANUARY 12, 1998

  By completing and returning this proxy to United States mining & Exploration (the
"Company"), you will be designating Jeffrey
Beneson, the President of the Company, to vote all of your shares of the Company's common stock as indicated below.
  Please complete this proxy by clearly marking the appropriate column(s), filling out the stockholder information and dating below, and returning it to the Company in the enclosed self-addressed, envelope.
  Matters of business are as follows:

  PROPOSAL - CHANGE OF NAME:  Shall
the name of the Company be changed to "Global
Digital Information, Inc."?

                    YES       NO
     ABSTAIN
                                     X                 ______

  The undersigned hereby acknowledges receipt of the Company's Proxy Statement dated December 22,
1997, and expressly revokes any and all proxies heretofore given or executed by the undersigned with respect to the shares of stock represented in this proxy. (Please sign exactly as your name appears on your stock certificate(s)). Joint owners should both sign. If signing in a representative capacity, give full titles and attach proof of authority unless already on file with the Company.

Dated:  1/4/98                          Sandra Corley
                                   Name of stockholder (Please print legibly)

Number of Shares:  30,000                  /s/  Sandy (Sandra Corley)
                                   Signature

  This proxy is being solicited by, and the above-referenced proposal is being proposed by, the Board of Directors of the Company. The proposal to be voted on is not related to or conditioned on the approval of any other matter. You may revoke this proxy at any time prior to the vote thereon.

  As of December 22, 1997, which is the record for determining the stockholders who are entitled to notice of and to vote at the Meeting, the Board of Directors of the Company is not aware of any other matters to be presented at the Meeting. If no direction is indicated on a proxy that is executed and returned to the Company, it will be voted "FOR" the change of name of the Company. Unless indicated below, by completing and returning this proxy, the stockholder grants to Mr. Beneson the discretion to vote in accordance with his best judgment on any other matters that may be presented at the Meeting.

  _____   Withhold discretion to vote on any
other matter presented at the Meeting. <AUDIT-REPORT>INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
GLOBAL DIGITAL INFORMATION, INC.
 (FORMERLY UNITED STATES MINING &
EXPLORATION, INC.0
Bellevue, Wa.


We have audited the accompanying balance sheet of GLOBAL DIGITAL INFORMATION, INC.
(FORMERLY
UNITED STATES MINING & EXPLORATION,
INC. ) as of MARCH 31, 1998 and the related statements of earnings (deficit) and retained deficit and cash flows year ended MARCH 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended March 31, 1997 were audited by other accountants and are presented for comparison purposes and we express no opinion on them.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of GLOBAL DIGITAL INFORMATION,
INC., as of MARCH 31, 1998, and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.




JUNE 15, 1998
Seattle, Washington
      GLOBAL DIGITAL INFORMATION,
 INC.
( FORMERLY UNITED STATES MINING &
EXPLORATION, INC. )

 BALANCE SHEET
MARCH 31, 1998 and 1997

Assets

                                             1998                           1997
CURRENT ASSETS;
  Cash in bank                                            $36,367
  Accounts Receivable                                 67,461
TOTAL CURRENT ASSETS                   $103,828                    $-0-

PROPERTY & EQUIPMENT
Office Equipment (net)                              $30,104
TOTAL FIXED ASSETS                          $30,104                    $-0-

OTHER ASSETS
Cadusys Software                                      $8,044                      $-0-

TOTAL ASSETS                                      $141,976                   $-0-

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Payroll & excise taxes payable                 $18,260
Loans payable shareholders'                       147,800
Accounts Payable                                         43,409                   $1,902
TOTAL CURRENT LIABILITIES           $209,469                 $1,902

TOTAL LIABILITIES                               $209,469                 $1,902

STOCKHOLDER'S EQUITY:
  Common Stock, no par; $.001 stated value;
  50,000,000 shares authorized and
  10,564,934 shares issued                         $10,532                    $491
  Paid in Surplus                                         756,999                    $441,169
  Deficit                                                      (835,024)                 $(441,562)

   TOTAL STOCKHOLDER'S EQUITY $(67,493)                  $(1,902)
TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY                  $141,976                   $-0-

       GLOBAL DIGITAL INFORMATION , INC.

(FORMERLY UNITED STATES MINING &
EXPLORATION, INC.)

Statement of Income (Loss)

Years Ended March 31, 1998 and 1997


                                                  1998                          1997
REVENUE                                                       $112,898                   $-0-

EXPENSES:

  Payroll                                                            $228,466                  $-0-
  Payroll Taxes                                                     67,712
  Depreciation                                                        3,345
  Consultants                                                             250
  Insurance                                                            26,171
  Equipment Rental                                                 2,097
  Internet Service & Programming                         8,690
  Office                                                                  15,469
  Miscellaneous                                                        9,105                 5,133
  Postage & Delivery                                               5,069
  Printing & Reproduction                                     12,881
  Professional fees                                                  22,579
  Rent                                                                      13,120
  Repairs                                                                         89
  Supplies                                                                 11,101
  Telephone                                                              35,194
  Trade Shows                                                          15,367
  Travel & Entertainment                                         28,009
  Utilities                                                                   $1,548               $-0-

Total Expenses                                                      $505,262               $5,133

Net Operating Loss                                              $(393,364)              $(5,133)

Other Income:

Income From Forgiveness Debt                      $1,902                     $12,314

Net Income (Loss)                                           $(391,462)              $7,181

      GLOBAL DIGITAL INFORMATION, INC.
 STATEMENT OF SHAREHOLDERS' EQUITY
     YEAR ENDED MARCH 31, 1998

                                                                  Common Stock    Paid in Surplus  Accum
                                                                   Shares Amount         Amount        Deficit           Total

United States Mining & Exploration Inc. prior to merger:

Balance, MARCH 31, 1997                       491,314     $491     $441,169     $(443,562)     $(1,902)
Shares issued 2 for 1 stock split                 491,314     $492     $(492)
Shares issued for cash to investors            440,962      $441     $52,059                             $52,500
  Less expenses of issuing the
Common Stock                                                                          (52,776)                           $(52,776)
  Shares issued for services to
Shareholders                                             276,410       $276
 $276
Net Income                                                                                                   $1,902

$1,902
Balance, November 11, 1997                   1,700,000    $1,700   $439,960   $(441,660)              $-0-

Global Digital Information, Inc. shares prior to merger:

Shares issued at par June, 1997 to
Founders for acquisition rights               8,044,150     $8,044                                                $8,044
Shares issued for cash June, 1997
to November 11, 1997 to investors         455,850        $456     $327,294                           $327,750
     Less expenses of issuing the
Common Stock                                                                          (64,463)                           $(64,463)
Net Loss                                                                                                     $(217,589)
 $(217,589)
Balance, November 11, 1997                 8,500,000     $8,500    $262,831 $(217,589)         $53,742

Combined Balance after Merger
Balance, November 11, 1997                10,200,000   $10,200   $702,791 $(659,249)         $53,742

  Shares issued for cash November
11, 1997 to March 31, 1998 to
investors                                               331,934          $332       $156,268                          $156,600
  Less expenses of issuing the
Common Stock                                                                          (102,060)                       $(102,060)
Net Loss                                                                                                      $(175,775)
 $(175,775)

Balance, MARCH 31, 1998              10,531,934    $10,532   $756,999     $(835,024)      $(67,493)
</TALBE>
      GLOBAL DIGITAL INFORMATION,
INC.

 (FORMERLY UNITED STATES MINING &
EXPLORATION, INC.)

      Statement of Cash Flows

      MARCH 31, 1998 AND 1998

                                                                                               1998                             1997
Operating Activities
     Net Income (Loss)                                                                     $(391,462)                       $7,181
     Noncash transactions                                                                       (1,902)                      (7,181)
     Depreciation                                                                                      3,345
            -0-
     Accounts Receivable                                                                     (67,461)                           -0-
     Payroll & excise taxes                                                                     18,260                           -0-
     Accounts Payable                                                                            43,409
   -0-

Cash Provided (used)
     by Operations                                                                           $(395,811)
 $     -0-

Investing Activities

     Investment in Office Equipment                                              $(33,449)                      $       -0-

  Net Cash Provided (used) by Investing
Activities                                                                                       $(33,449)
  $         -0-

Financing Activities

     Shareholder Loans                                                                    $147,800
  $          -0-
     Sale of Common Stock                                                               484,350                                -0-
     Costs of Issuing Common Stock                                              (166,523)                                -0-

  Net Cash provided (used) by Financing
Activities                                                                                       $464,627
  $         --0-

Increase (Decrease) in Cash                                                          $36,367                        $         -0-

Cash Balance Beginning                                                                 $-0-                            $         -0-

Cash Balance Ending                                                                $36,367                           $         -0-

       GLOBAL DIGITAL INFORMATION,
 INC.

 (FORMERLY UNITED STATES MINING &
EXPLORATION, INC.

   NOTES TO FINANCIAL STATEMENTS

NOTE 1. - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

  (a)     The Company
  The Company was incorporated in 1983 under the laws of the State of Utah as Forward
Electronics Corporation. In 1988 it was reorganized with United States Mining & Exploration, Inc.
(USM) and changed its name at that time. Also in 1988 the Company acquired Ridge Rock Mining
Corporation which it subsequently dissolved.
During 1989 Rocky Mountain process Components was acquired. This company was also dissolved.
Since 1990 the Company has had no operations, until the merger with Global Digital Information, Inc. (GDI). After the merger the Company changed its name to Global Digital Information, Inc.
Although there has been a change in reporting entity IE from USM to GDI the accompanying financial statements include the activities of USM for comparison purposes for years prior to 1998.

  (b)     Fixed Assets
  Fixed Assets included all property, plant and
equipment.  Furniture and fixtures, computer
equipment and manufacturing equipment are stated
at costs.  They are be depreciated over their
estimated useful lives of five to twenty years, as
appropriate.  Depreciation expense amounted
$3,345
for the year ended March 31, 1998.

  (c)     Business Activity
  GLOBAL DIGITAL INFORMATION, INC.
was incorporated June 25, 1997 in the State of Washington. The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. The
Company has acquired "CaduSys Medical Record" a client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. It is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. Some of the Company's other products include office adaptations which use the personal computer to eliminate paper in the office filing system.

  (d)     Income Taxes
  Effective April 1, 1993, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for
Income Taxes". SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determine based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the temporary differences are expected to reverse. There was no cumulative effect of adopting
SFAS No. 109.
  (e)     Principals of Consolidation
  The Consolidated Financial Statements,
including the Balance Sheet, Statement of Retained
Earnings, Statement of Net Income (Loss), and
Statement of Cash Flows, include the accounts of all subsidiaries. All intercompany items and transactions have been eliminated.

  (f)     Cash
  Cash included in the statement of cash flows included cash and cash equivalents at the balance sheet date. Certain noncash transactions with shareholders for which were reimbursed in shares of common stock have been eliminated.

NOTE 2. - MERGER AND REORGANIZATION

  Effective November 11, 1997 the Company U.S.
Mining & Exploration, Inc. (US) pursuant to a Reorganization Agreement (the "Plan") with
Global Digital Information, Inc. (GDI) USM was acquired in a "reverse acquisition" and the shareholders of GDI became the major shareholders in USM. The "Plan" as approved by the Board of Directors provided for a 2 for 1 split of the Then owned shares of the USM, the issuance of additional shares (440,962) for cash ($52,500), and
276.410 shares issued for services rendered by officers and directors of the Company. The total shares of Common stock outstanding at that time was then 1,700,000. As part of the "Plan" the shareholders of GDI were issued an additional
8,500,000 shares making the total shares outstanding
10,200,000 shares. The then existing Board of Directors (USM) resigned and was replaced by directors from GDI.

  The acquisition has been accounted for as a "Pooling of Interests" as per APB Opinion No. 16.
Since GDI came into existence on June 25, 1997, its results of operations have been included in these financial statements. No adjustment is made to prior years presented because GDI was not in existence at that time.

NOTE 3 - EARNINGS PER SHARE:

  Primary earnings per share have not been computed since they are antidilutive.

NOTE - 4 RELATED PARTY TRANSACTIONS

  The Company has acquired its rights to most of its software programs from its shareholders who are also shareholders in previous corporations which had these rights or had developed the programs.
The company purchased these rights through the issuance of common stock. Although the value of these rights may be substantial, because of the lack of a proper valuation method, they have been recorded at the par value of the stock issued. I.e.
8,150,160 shares were issued t the founds and they have been valued at $.001 per share or $8,151.

NOTE 5 - ISSUANCE OF COMMON STOCK:

  Effective July 1, 1997, the Company offered shares of its common stock to a limited number of investors pursuant to a Regulation D exemption up to a maximum of 500,000 shares at $1.00 per share or $500,000. At March 31, 1998, as a result of this offering, 787,784 Common Shares of stock were sold to individual investors for $1.00 per unit, grossing the company $484,350. The placement is being offered on a "best efforts" basis by various employees and officers of the company. Fees and expenses were paid in conjunction with the offering amounting to $166,523 at March 31, 1998, including commission for a net total of $317,827.

NOTE 6 - CASH TRANSACTIONS

  Since no cash was actually paid by the company for the acquisition of the CaduSys software no cash disbursements have been shown on these financial statements for that transaction.

NOTE 7 - COMMON STOCK SALE

  As part of the reorganization between U.S.
Mining and Exploration, Inc. (USM) and Global
Digital Information, Inc. (GDI) the Company previously reported the receipt of $52,500 (the amount has been reported as expense of issuing common stock on the financial statements). Upon further review, it has been determined that this amount is not correct. The correct amount may be $220,481 or it may be that the Company has not receive any funds for the sale of stock. The Company's previous attorney, who is in control of the records, has refused to release them. The Company is endeavoring to settle with the former majority shareholders of USM concerning the merger between
USM and GDI. Upon receipt of those records, the correct amount received, as well as a determination of what should have been received, will be known. If the amounts actually received by the Company were greater than that which was reported, the difference will be reported as additional costs or reduced costs of issuing the common stock to effect the merger.

NOTE 8 - INCOME TAXES

  As discussed in Note 1, effective April 1, 1998, the Company applied the provisions of SFAS
No. 109 in accounting for income taxes. Prior to that date, the Company accounted for income taxes under the provisions of Accounting Principals
Board Opinion No. 11.  The adoption of SFAS No.
109 had no cumulative effect on the results of operations.

  The Company has no income tax provision for the years ended March 31, 1998 and 1997 due to net operating loss carryforwards.

  The income tax effect of the temporary
differences giving rise to the Company's deferred tax assets as of March 31, 1998 is as follows:

     Federal net operating loss carryforwards
                    $         198,587

     Total deferred tax asset                                    198,587
     Valuation allowance                                         (198,587)

     Net Deferred tax assets                           $         -0-

     Upon implementation of SFAS No. 109 at
April 1, 1993, the Company recorded a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended October
30, 1995 is as follows:

     Balance April 1, 1997                             $         2,592
     Increase in non-utilization of net operating
loss carryforwards            195,995

     Balance, October 30, 1995                              $         198,587

     At March 31, 1998, the Company has
unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

     Expiring In                   Regular Tax              Alternative
                                                  Minimum Tax
           2008                           17,279                         17,279
           2012                           566,799                      566,799

                                      $          584,078
 $           584,078