Form 10-Q
period 1998-03-31
GLOBAL DIGITAL INFORMATION INC
filed 1998-09-03
CIK 1041711

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 28, 1998

or
[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                      to

Commission file number 0-22851

                GLOBAL DIGITAL INFORMATION, INC.
     (Exact name of registrant as specified in its charter)

     Washington                            91-179-3053
(State or jurisdiction of                 (I.R.S. Employer
incorporation or organization)             Identification No.)

                      Global Digital Information, Inc.
                       10655 NE 4th Street, Suite 707
                            Bellevue, WA 98004
                            (Previous Address)

                               425-643-0777
      (Registrant's Previous telephone number, including area code)

                      Global Digital Information, Inc.
                           455 Wards Corner Road
                            Loveland, OH 45140

                                513-831-6647
           (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes   X     No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X    No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of June 30, 1998, approximately 10,632,984 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                Part I - Financial Information.

Item 1.  Financial Statements.

                  GLOBAL DIGITAL INFORMATION, INC.

                        FINANCIAL STATEMENTS

                           JUNE 30, 1998


CONTENTS
                                                  Page
Accountant's
Report.......................................................................1

Balance
Sheet..........................................................................2

Statement of Earnings(Deficit) and Retained Deficit..
 ...... ...... ...... ...... ...... ..................................3

Statement of Shareholders' Equity.......................................  .....4

Statement of Cash
Flows................................................................. ......5

Notes to Financial
Statements.................................................................6

THOMAS J HARRIS CPA
3901 STONE WAY N #202
SEATTLE, WA 98103






INDEPENDENT AUDITOR'S REPORT


Board of Directors
GLOBAL DIGITAL INFORMATION, INC
Seattle, Washington

     We have compiled the accompanying balance sheet of GLOBAL DIGITAL INFORMATION, INC, as of JUNE 30,
1998, and the related statement of income and retained earnings for the period then ended, in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified
Public Accountants.

     A compilation is limited to presenting in the form of financial statements that which is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any form of assurance on them.





August 17, 1998






GLOBAL DIGITAL INFORMATION, INC.
BALANCE SHEET
JUNE 30, 1998

UNAUDITED

Assets
                              1998                1997
CURRENT ASSETS:
  Cash in Bank     $          -0-           $      -0-
  Accounts Receivable       9,750                  -0-
    TOTAL CURRENT ASSETS $  9,750              $   -0-

PROPERTY & EQUIPMENT:
  Office Equipment       $ 34,348           $      -0-
  Depreciation              4,844                  -0-
     TOTAL FIXED ASSETS $  29,504           $      -0-

OTHER ASSETS
  CaduSys Software      $   8,044           $      -0-

TOTAL ASSETS            $  47,298           $      -0-

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft        $   1,775
  Accounts payable         61,797            $   1,902
  Payroll taxes         $  34,871            $     -0-
TOTAL CURRENT LIABILITIES $98,443            $   1,902

  Loans payable shareholders $162,800        $     -0-
     TOTAL LIABILITIES  $ 261,243            $   1,902

STOCKHOLDER'S EQUITY:
  Common Stock, no par; $.001 stated value;
  50,000,000 shares authorized and
  10,632,984 shares issued $10,633           $     491
  Paid in Surplus          790,938             441,169
  Accumulated Deficit   (1,015,516)          (443,562)
TOTAL STOCKHOLDER'S EQUITY $(213,945)        $ (1,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $47,298 $ -0-




See accompanying notes and accountants' report
2


GLOBAL DIGITAL INFORMATION, INC.
Statement of Earnings(Deficit) and Retained Deficit
For the Quarter Ended JUNE 30, 1998 and 1997
UNAUDITED

                       1998                       1997

REVENUE             $26,937                       $-0-

EXPENSES:
  Payroll          $103,454                       $-0-
  Payroll taxes &
  employee benefits   8,385                        -0-
  Insurance             319                        -0-
  Depreciation        1,500                        -0-
  Miscellaneous       2,607                        -0-
  Office              3,197                        -0-
  Postage & Delivery  2,425                        -0-
  Printing &
  Reproduction        3,136                        -0-
  Rent                5,117                        -0-
  Supplies            2,406                        -0-
  Telephone          20,762                        -0-
  Trade Shows         5,865                        -0-
  Travel &
  Entertainment    $  1,095                      $ -0-
Total Expenses     $160,268                      $ -0-

NET LOSS FOR THE
PERIOD            $(133,331)                     $ -0-

Retained Deficit

Balance beginning
of period         $(878,841)                     $ -0-

  Balance end of
  Period        $(1,012,172)                     $ -0-




See accompanying notes and accountants' report
3

                                    GLOBAL DIGITAL INFORMATION , INC.
			             STATEMENT OF SHAREHOLDERS' EQUITY
			                 YEAR ENDED MARCH 31, 1998

                          COMMON STOCK     PAID IN SURPLUS   ACCUM
                       SHARES      AMOUNT      AMOUNT        DEFICIT       TOTAL

United States Mining & Exploration Inc. prior to merger:

Balance, MARCH 31, 1997 491,314     $491     $441,169      (443,562)    $(1,902)

Shares issued 2 for 1
Stock split             491,314      $492       $(492)

Shares issued for cash
to investors            440,962      $441      $52,059                 $  52,500
Less expenses of issuing
   the Common Stock                           (52,776)                 $(52,776)

Shares issued for services
to Shareholders         276,410      $276                              $     276

Net Income                                               $    1,902    $   1,902

Balance,
November 11, 1997     1,700,000    $1,700    $439,960    $ (441,660)   $     -0-

Global Digital Information Inc. shares issued prior to merger:

Shares issued at par
June, 1997 to Founders for
acquisition rights    8,044,150     $8,044                             $   8,044

Shares issued for cash
June, 1997 to November 11, 1997
to investors            455,850       $456   $327,294                  $ 327,750

  Less expenses of issuing
   the Common Stock                          (64,463)                  $(64,463)

Net Loss                                                 $ (217,589)  $(217,589)

Balance,
November 11, 1997     8,500,000     $8,500   $262,831    $ (217,589)  $   53,742

Combined balance after merger
Balance,
November 11, 1997    10,200,000    $10,200   $702,791    $ (659,249)  $   53,742

Shares issued for cash
November 11, 1997 to March 31,1998
to investors            331,934   $    332   $156,268                 $  156,600

Less expenses of issuing
   the Common Stock                          (102,060)                $(102,060)

Net Loss                                                 $(219,592)   $(219,592)

Balance,
MARCH 31, 1998       10,531,934   $ 10,532   $756,999    $ (878,841)  $(111,310)

Shares issued for cash
March 31,1998 to June 30, 1998
to investors            101,050   $    101   $ 50,424                 $   50,525

Less expenses of issuing
  the Common Stock                           (16,485)                 $ (16,485)

Net Loss                                                 $ (129,987)  $(129,987)

Balance,
JUNE 30, 1998        10,632,984  $ 10,633    $807,423    $(1,015,516) $(213,945)




The accompanying notes are an integral part of these financial statements.
4
GLOBAL DIGITAL INFORMATION, INC.

Statement of Cash Flows

UNAUDITED

For the Quarter Ended JUNE 30, 1998 and 1997


                                 1998             1997

Operating Activities

  Net Income (Loss)       $  (133,331)      $      -0-
   Add depreciation not
   requiring cash                1,500             -0-
Changes in:
  Accounts Receivable           10,550             -0-
  Accounts payable              21,732
  Payroll Taxes                 16,611             -0-
Cash Provided (used)
  by Operations            $   (82,938)     $      -0-

Investing Activities

  Investment in Office
  Equipment                $    (4,244)     $      -0-
Net Cash Provided(used) by Investing
     Activities            $    (4,244)     $      -0-

Financing Activities

  Shareholder loans        $    15,000      $      -0-
  Sale of Common Stock          50,525             -0-
  Costs of Issuing
  Common Stock                 (16,485)            -0-

Net Cash provided (used) by Financing
  Activities               $    49,040      $      -0-

Increase (Decrease)
in Cash                    $   (38,142)     $      -0-

Cash Balance Beginning     $    36,367      $      -0-

Cash Balance Ending        $    (1,775)     $      -0-




See accompanying notes and accountants' report
5

GLOBAL DIGITAL INFORMATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  The Company

     The Company was incorporated in 1983 under the laws of the State of Utah as Forward Electronics
Corporation.  In 1988 it was reorganized with United
States Mining & Exploration, Inc.(USM) and changed its name at that time. Also in 1998 the Company acquired
Ridge Rock Mining Corporation which it subsequently dissolved. During 1989 Rocky Mountain Process
Components was acquired. This company was also dissolved. Since 1990 the Company has had no operations, until the merger with Global Digital
Information, Inc.(GDI) After the merger the Company changed its name to Global Digital Information, Inc.
Although there has been a change in reporting entity i.e. from USM to GDI the accompanying financial statements include the activities of USM for comparison purposes for years prior to 1998.

     (b)  Fixed Assets

     Fixed Assets includes all property, plant and equipment. Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $1,500 for the quarter ended June 30, 1998.

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

     (d) Income Taxes

     Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes". SFAS
No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the temporary differences are expected to reverse. There was no cumulative effect of adopting SFAS No. 109.



6


GLOBAL DIGITAL INFORMATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES(Continued)

     (e) Principals of Consolidation

     The Consolidated Financial Statements, including the Balance Sheet, Statement of Retained Earnings,
Statement of Net Income(Loss), and Statement of Cash
Flows, include the accounts of all subsidiaries. All intercompany items and transactions have been eliminated.

     (f) Cash

     Cash included in the statement of cash flows includes cash and cash equivalents at the balance sheet date. Certain noncash transactions with shareholders for which were reimbursed in shares of Common stock have been eliminated.

NOTE 2. - MERGER AND REORGANIZATION

     Effective November 11, 1997 the Company U. S.
Mining & Exploration, Inc.(USM) pursuant to a
Reorganization Agreement(the "Plan") with Global
Digital Information, Inc.(GDI) USM was acquired in a "reverse acquisition" and the shareholders of GDI became the major shareholders in USM. the "Plan" as approved by the Board of Directors provided for a 2 for 1 split of the then owned shares of the USM, the issuance of additional shares(440,962) for cash($52,500), and 276,410 shares issued for services rendered by officers and directors of the Company.
The total shares of Common stock outstanding at that time was then 1,700,000. As part of the "Plan" the shareholders of GDI were issued an additional
8,500,000 shares making the total shares outstanding
10,200,000 shares. The then existing Board of Directors(USM) resigned and was replaced by directors from GDI.

     The acquisition has been accounted for as a "Pooling of Interests" as per APB Opinion No 16.
Since GDI came into existence on June 25, 1997, its results of operations have been included in these financial statements. No adjustment is made to prior years presented because GDI was not in existence at that time.

NOTE 3 - EARNINGS PER SHARE:

Primary earnings per share have not been computed since they are antidilutive.











7


GLOBAL DIGITAL INFORMATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company has acquired its rights to most of its software programs from its shareholders who are also shareholders in previous corporations which had these rights or had developed the programs. The company purchased these rights through the issuance of common stock. Although the value of these rights may be substantial, because of the lack of a proper valuation method, they have been recorded at the par value of the stock issued. i.e. 8,044,150 shares were issued to the founders and they have been valued at $.001 per share or $8,044.

NOTE 5 - Issuance of COMMON Stock:

     Effective July 1, 1997, the Company offered shares of its common stock to a limited number of investors pursuant to a Regulation D exemption up to a maximum of 500,000 shares at $1.00 per share or $500,000. At June 30, 1998, as a result of this offering, 888,834 Common Shares of stock were sold to individual investors for $1.00 per unit, grossing the company $534,774. The placement is being offered on a "best efforts" basis by various employees and officers of the company. Fees and expenses were paid in conjunction with the offering amounting to $183,008 at June 30, 1998, including commissions for a net total of $351,766.

NOTE 6 - CASH TRANSACTIONS

     Since no cash was actually paid by the company for the acquisition of the CaduSys software no cash disbursements have been shown on these financial statements for that transaction.

NOTE 7 - COMMON STOCK SALE

     As part of the reorganization between U. S.
Mining and Exploration, Inc.(USM) and Global Digital
Information, Inc.(GDI) the Company previously reported the receipt of $52,500(the amount has been reported as expense of issuing common stock on the financial statements). Upon further review, it has been determined that this amount is not correct The correct amount may be $220,481 or it may be that the Company has not received any funds for the sale of stock. The Company's previous attorney, who is in control of the records, has refused to release them.
The Company is endeavoring to settle with the former majority shareholders of USM concerning the merger between USM and GDI. Upon receipt of those records, the correct amount received, as well as a determination of what should have been received, will be known. If the amounts actually received by the Company were greater than that which was reported, the difference will be reported as additional costs or reduced costs of issuing the common stock to effect the merger.


8


GLOBAL DIGITAL INFORMATION, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 8. - INCOME TAXES

     As discussed in Note 1, effective April 1, 1993, the Company applied the provisions of SFAS No. 109 in accounting for income taxes. Prior to that date, the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No.
11. The adoption of SFAS No. 109 had no cumulative effect on the results of operations.

     The Company has no income tax provision for the years ended March 31, 1998 and 1997 due to net operating loss carryforwards.

     The income tax effect of the temporary
differences giving rise to the Company's deferred tax assets as of March 31, 1998 is as follows:

     Federal net operating loss carryforwards  198,587
     Total deferred tax asset                  198,587
     Valuation allowance                     (198,587)
     Net deferred tax asset              $         -0-

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

At March 31, 1998, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

                                           Alternative
     Expiring In           Regular Tax     Minimum Tax
         2008                   17,279          17,279
         2012                  566,799         566,799

                            $  584,078     $   584,078

9


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth in the Company's quarterly financial statements and is incorporated herein by this reference.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              Global Digital Information, Inc.
                                      (Registrant)

Date                          /s/ Newell Crane
                                   President