Form 10-K/A
period 1998-03-31
GLOBAL DIGITAL INFORMATION INC
filed 1998-09-10
CIK 1041711

[ARTICLE] 5
[CIK] 0001041711
[NAME] GLOBAL DIGITAL INFORMATION, INC.

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          MAR-31-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                         103,828
[SECURITIES]                                    10,532
[RECEIVABLES]                                 (67,461)
[ALLOWANCES]                                         0
[INVENTORY]                                      8,044
[CURRENT-ASSETS]                               103,828
[PP&E]                                          30,104
[DEPRECIATION]                                   3,345
[TOTAL-ASSETS]                                 138,631
[CURRENT-LIABILITIES]                          209,469
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                      (67,493)
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   141,976
[SALES]                                              0
[TOTAL-REVENUES]                               112,898
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               506,262
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                112,898
[INCOME-TAX]                                    67,712
[INCOME-CONTINUING]                          (393,364)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (391,462)
[EPS-PRIMARY]                                     .001
[EPS-DILUTED]                                     .001