Form 10-Q/A
period 1998-06-30
GLOBAL DIGITAL INFORMATION INC
filed 1998-10-16
CIK 1041711

[ARTICLE] 5
[CIK] 0001041711
[NAME] GLOBAL DIGITAL INFORMATION, INC.

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                           9,750
[SECURITIES]                                    10,633
[RECEIVABLES]                                   10,550
[ALLOWANCES]                                         0
[INVENTORY]                                      8,044
[CURRENT-ASSETS]                                 9,750
[PP&E]                                          29,504
[DEPRECIATION]                                   1,500
[TOTAL-ASSETS]                                  45,798
[CURRENT-LIABILITIES]                           98,443
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     (213,945)
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    47,298
[SALES]                                              0
[TOTAL-REVENUES]                                26,937
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               160,268
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                 26,937
[INCOME-TAX]                                     8,385
[INCOME-CONTINUING]                          (133,331)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (133,331)
[EPS-PRIMARY]                                     .001
[EPS-DILUTED]                                     .001