Form 10-Q
period 1998-09-30
GLOBAL DIGITAL INFORMATION INC
filed 1998-11-24
CIK 1041711

FORM 10-Q

      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended September 30,
1998

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the transition period from      to

Commission file number 0-22851

       GLOBAL DIGITAL INFORMATION, INC.
(Exact name of registrant as specified in its charter)

Washington                       91-179-3053
(State or jurisdiction       (I.R.S. Employer
of incorporation          Identification No.)
or organization)

            455 Wards Corner Road
              Loveland, OH 45140

                 513-831-6647
(Registrant's telephone number, including area code)

    (Former Address, if changed since last
                   report)

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

Yes     No

    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of September 30, 1998, approximately
 10,632,984 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

          SEE ATTACHED EXHIBIT 27,
FINANCIAL DATA      SHEET.

Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

(a)   The Company
The Company was incorporated in 1983 under the laws of the State of Utah as Forward
Electronics Corporation. In 1988 it was reorganized with United Stated Mining &
Exploration, Inc. (USM) and changed its name at that time. Also in 1988 the Company acquired Ridge Rock Mining Corporation which it subsequently dissolved. During 1989 Rocky Mountain Process Components was acquired. This company was also dissolved. Since 1990 the Company has had no operations, until the merger with Global Digital Information, Inc.
(GDI) After the merger the Company changed its name to Global Digital Information, Inc.
Although there has been a change in reporting entity i.e. from USM to GDI the accompanying financial statements include the activities of USM for comparison purposes for years prior to 1998.

(b)   Fixed Assets
Fixed Assets includes all property, plant and equipment. Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $1,500 for the quarter ended
June 30, 1998.

(c)   Business Activity
GLOBAL DIGITAL INFORMATION, INC. was
incorporated June 25, 1997 in the State of Washington. The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. The Company has acquired "CaduSys Medical Record: a client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. It is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. Some of the Company's other products include office adaptations which use the personal computer to eliminate paper in the office filing system.

(d)   Income Taxes
Effective April 1, 1993, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for
Income Taxes".  SFAS No. 109 requires a
company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events the have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the temporary differences are expected to reverse. There was no cumulative effect of adopting SFAS No. 109.

(e)   Principals of Consolidation
The Consolidated Financial Statements,
including the Balance Sheet, Statement of Retained Earnings, Statement of Net Income
(Loss), and Statement of Cash Flows, include the accounts of all subsidiaries. All inter- company items and transactions have been eliminated.

(f)   Cash
Cash included in the statement of cash flows includes cash and cash equivalents at the balance sheet date. Certain noncash transactions with shareholders for which were reimbursed in shares of Common stock have been eliminated.

NOTE 2. - MERGER AND REORGANIZATION

Effective November 11, 1998 the Company U.S.
Mining & Exploration, Inc. (USM) pursuant to a Reorganization Agreement (the "Plan") with
Global Digital Information, Inc. (GDI) USM was acquired in a "reverse acquisition" and the shareholders of GDI became the major shareholders in USM. The "Plan" as approved by the Board of Directors provided for a 2 for 1 split of the then owned shares of the USM, the issuance of additional shares
(440,962) for cash ($52,500), and 276,410
shares issued for services rendered by
officers and directors of the Company. The total shares of Common stock outstanding at the time was then 1,700,000. As part of the "Plan" the shareholders of GDI were issued an additional 8,500,000 shares making the total shares outstanding 10,200,000 shares. The then existing Board of Directors (USM) resigned and was replaced by directors from GDI.

The acquisition has been accounted for as a "Pooling of Interests" as per APB Opinion No. 16. Since GDI came into existence on June
25, 1997, its results of operations have been included in these financial statements. No adjustment is made to prior years presented because GDI was not in existence at that time.

NOTE 3. - EARNINGS PER SHARE:

Primary earnings per share have not been computed since they are antidilutive.

NOTE 4. - RELATED PARTY TRANSACTIONS

The Company has acquired its rights to most of its software programs from its shareholders who are also shareholders in previous corporations which had these rights or had developed the programs. The Company purchased these rights through the issuance of common stock. Although the value of these rights may be substantial, because of the lack of a proper valuation method, they have been recorded at the par value of the stock issued. i.e. 8,044,150 shares were issued to the founders and they have been valued at $.001 per share or $8,044. In addition to the stock the Company agreed to pay for liabilities in the approximate amount of $47,000.00.

NOTE 5. - ISSUANCE OF COMMON STOCK:

Effective July 1, 1997, the Company offered shares of its common stock to a limited number of investors pursuant to a Regulation
D exemption up to a maximum of 500,000
shares. At June 30, 1998, as a result of this offering, 888,834 Common Shares of stock were sold to individual investors, grossing the company $534,774. The placement is being offered and expenses were paid in conjunction with the offering amounting to $183,008 at June 30, 1998, including commissions for a net total of $351,766.

NOTE 6. - CASH TRANSACTIONS

Since no cash was actually paid by the
company for the acquisition of the CaduSys software no cash disbursements have been shown on these financial statements for the transaction.

NOTE 7. - COMMON STOCK SALE

As part of the reorganization between U.S.
Mining and Exploration, Inc.(USM) and Global
Digital Information, Inc. (GDI) the Company previously reported the receipt of $52,500
(the amount has been reported as expense of issuing common stock on the financial statements). Upon further review, it has been determined that this amount in not correct. The correct amount may be $220,481 or it may be that the Company has not received any funds for the sale of stock.
The Company's previous attorney, who is in control of the records, has refused to release them. The Company is endeavoring to settle with the former majority shareholders of USM concerning the merger between USM and GDI. Upon receipt of those records, the correct amount received, as well as a determination of what should have been received, will be known. If the amounts actually received by the Company were greater than that which was reported, the difference will be reported as additional costs or reduced costs of issuing the common stock to effect the merger.

NOTE 8 - INCOME TAXES

As discussed in Note 1, effective April 1,
1993, the Company applied the provisions of SFAS No. 109 in accounting for income taxes.
Prior to that date the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11.
The adoption of SFAS No. 109 had no
cumulative effect on the results of
operations.


The Company has no income tax provision for the years ended March 31, 1998 and 1997 due to net operating loss carryforwards.

The income tax effect of the temporary
differences giving rise to the Company's deferred tax assets as of March 31, 1998 is as follows:

Federal net operating loss
carryforwards                       $198,587
Total deferred tax asset              198,587
Valuation allowance                 (198,587)
Net deferred tax asset               $  -0-


Upon implementation of SFAS NO. 109 at April
1, 1993, the Company recorded a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended October 30, 1995 is as follows:

Balance April 1, 1997              $    2,592
Increase in non-utilization of
net operating Loss carryforwards      195,995
Balance, October 30, 1995            $198,587

At March 31, 1998, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

                                  Alternative
Expiring In        Regular Tax    Minimum Tax
2008                 17,279          17,279
2012                566,799         566,799
                   $584,078        $584,078

NOTE 9 - ACQUISITION OF MASTERPIECE MEDICAL

The Board of Directors of Global Digital
Information, Inc. approved the acquisition of Masterpiece Medical, Inc. (MM), and Del Crane
Medical, Inc. (D).  Masterpiece Medical and
Del Crane Medical are Ohio corporations with software programs and billing capability which compliment the CaduSys medical records program offered by the Company.

The Company intends to purchase all of the stock of the companies by issuance of common stock. The acquisition will not be completed until approved by the Board of Directors of Masterpiece Medical.

The Company believes that the addition of the sales generated by MM and DC combined with the anticipated sales of the CaduSys product, will produce significant sales and potential income for the Company. In addition, the management and technical personnel of MM and DC will be added to and compliment those of the Company.

         Part II - Other Information


                  Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

             Global Digital Information, Inc.
                         (Registrant)

Date                      /s/ Newell Crane
                              President