Form 10-Q
period 1998-12-31
GLOBAL DIGITAL INFORMATION INC
filed 1999-03-05
CIK 1041711

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1998

                                       or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-22851

                        GLOBAL DIGITAL INFORMATION, INC.
             (Exact name of registrant as specified in its charter)

          Washington                                             91-179-3053
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

                              Yes   X     No
                                  -----      -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes         No
                                  -----      -----

         APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of December 31, 1998, approximately 10,778,394 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        GLOBAL DIGITAL INFORMATION, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                        GLOBAL DIGITAL INFORMATION, INC.

                                DECEMBER 31, 1998

                                    CONTENTS
                                                                          Page
Accountant's Report                                                          1

Balance Sheet                                                                2

Statement of Earnings(Deficit) and Retained Deficit
     For the NINE MONTHS ended DECEMBER 31, 1998                             3

Statement of Shareholders' Equity DECEMBER 31, 1998                          4

Statement of Cash Flows For the NINE MONTHS
     ended DECEMBER 31, 1998                                                 5

Statement of Earnings(Deficit) and Retained Deficit
     For the Three Months ended DECEMBER 31, 1998                            6

Statement of Cash Flows For the Three Months
     ended DECEMBER 31, 1998                                                 7

Notes to Financial Statements                                                8

                               THOMAS J HARRIS CPA

                              3901 STONE WAY N #202

                                SEATTLE, WA 98103


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
GLOBAL DIGITAL INFORMATION, INC
Seattle, Washington

     We have compiled the accompanying balance sheet of GLOBAL DIGITAL INFORMATION, INC, as of DECEMBER 31, 1998, and the related statement of income and retained earnings for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements that which is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any form of assurance on them.


February 28, 1999

                            GLOBAL DIGITAL INFORMATION, INC.

                                      BALANCE SHEET

                                    DECEMBER 31, 1998

                                        UNAUDITED
                                    ASSETS

                                                               1998             1997
CURRENT ASSETS:
            Cash in Bank                                    $         0      $  18,172
            Accounts Receivable                                  34,600         23,161
            Inventory                                               173              0
                                                            -----------      ---------
                TOTAL CURRENT ASSETS                             34,773         41,333
                                                            -----------      ---------

PROPERTY & EQUIPMENT:
            Office Equipment                                     38,603         27,130
            Depreciation                                         (8,040)
                                                            -----------      ---------
                                    TOTAL FIXED ASSETS           30,563         27,130
                                                            -----------      ---------

OTHER ASSETS
            CaduSys Software                                     54,315          8,151
                                                            -----------      ---------

TOTAL ASSETS                                                    119,651         76,614
                                                            ===========      =========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

            Bank overdraft                                        8,561
            Accounts payable                                    222,597              0
            Payroll taxes                                        63,208         15,003
                                                            -----------      ---------

              TOTAL CURRENT LIABILITIES                         294,366         15,003
                                                            -----------      ---------

            Loans payable shareholders                          179,692         15,590
                                                            -----------      ---------

                                    TOTAL LIABILITIES           474,058         30,593
                                                            -----------      ---------

STOCKHOLDER'S EQUITY:
            Common Stock, no par; $.001 stated value;
     50,000,000 shares authorized and
            10,778,394 and 10,200,000 shares issued              10,779         10,200
            Paid in Surplus                                     858,258        733,443
            Accumulated Deficit                              (1,223,444)      (697,622)
                                                            -----------      ---------

            TOTAL STOCKHOLDER'S EQUITY                         (354,407)        46,021
                                                            -----------      ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        119,651         76,614
                                                            ===========      =========

                 See accompanying notes and accountants' report

                        GLOBAL DIGITAL INFORMATION, INC.

                STATEMENT OF INCOME(DEFICIT) AND RETAINED DEFICIT

                                    UNAUDITED

              For the Nine Months Ended December 31, 1998 and 1997
                                                     1998           1977
REVENUE                                              137,998        54,214
                                                  ----------      --------

EXPENSES:
            Payroll                                  223,362       182,587
            Payroll taxes & employee benefits         20,226        21,049
            Depreciation                               4,612             0
            Insurance                                    471        13,996
            Interest                                   5,899             0
            Licensing Fees                           103,000             0
            Marketing                                  7,578             0
            Miscellaneous                             13,115        21,236
            Office                                     5,663        10,555
            Postage & Delivery                         5,520         2,174
            Printing & Reproduction                    3,136        10,620
            Rent                                      16,926         7,300
            Royalty                                    7,500             0
            Telephone                                 41,488        16,795
            Travel & Entertainment                    24,105        23,864
                                                  ----------      --------

Total Expenses                                       482,601       310,176
                                                  ----------      --------

NET LOSS FOR THE PERIOD                             (344,603)     (255,962)


RETAINED DEFICIT

Balance beginning of period                         (878,841)     (441,660)
                                                  ----------      --------

Balance end of period                             (1,223,444)     (697,622)
                                                  ==========      ========

                 See accompanying notes and accountants' report

                                      GLOBAL DIGITAL INFORMATION , INC.
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                       PERIOD ENDED DECEMBER 31, 1998
                                                COMMON STOCK      PAID IN SURPLUS    ACCUM
                                             -------------------  ---------------  ----------
                                               SHARES     AMOUNT      AMOUNT         DEFICIT       TOTAL
                                             ----------   ------     --------      ----------     --------
United States Mining & Exploration Inc.
   prior to merger:
Balance, MARCH 31, 1997                         491,314      491      441,169        (443,562)      (1,902)
Shares issued 2 for 1 stock split               491,314      492         (492)
Shares issued for cash to investors             440,962      441       52,059                       52,500
Less expenses of issuing the Common Stock                             (52,776)                     (52,776)
Shares issued for services to Shareholders      276,410      276                                       276
Net Income                                                                              1,902        1,902
                                             ----------   ------     --------      ----------     --------
Balance, November 11, 1997                    1,700,000    1,700      439,960        (441,660)           0
                                             ----------   ------     --------      ----------     --------

Global Digital Information Inc. shares
   issued prior to merger:
Shares issued at par June, 1997 to
   Founders for acquisition rights            8,044,150    8,044                                     8,044
Shares issued for cash June, 1997 to
   November 11, 1997 to investors               455,850      456      327,294                      327,750
   Less expenses of issuing the
   Common Stock                                                       (64,463)                     (64,463)
Net Loss                                                                             (217,589)    (217,589)
                                             ----------   ------     --------      ----------     --------
Balance, November 11, 1997                    8,500,000    8,500      262,831        (217,589)      53,742
                                             ----------   ------     --------      ----------     --------

Combined balance after merger
Balance, November 11, 1997                   10,200,000   10,200      702,791        (659,249)      53,742

Shares issued for cash November 11,
   1997 to March 31, 1998 to investors          331,394      332      156,268                      156,600
Less expenses of issuing the
   Common Stock                                                      (102,060)                    (102,060)
Net Loss                                                                             (222,936)    (222,936)
                                             ----------   ------     --------      ----------     --------
Balance, MARCH 31, 1998                      10,531,394   10,532      756,999        (882,185)    (114,654)
                                             ----------   ------     --------      ----------     --------

Shares issued for cash March 31, 1998
   to September 30, 1998 to investors           157,000      157     $ 78,343                       78,500
Less expenses of issuing the
   Common Stock                                                       (37,428)                     (37,428)
Net Loss                                                                             (251,167)    (251,167)
                                             ----------   ------     --------      ----------     --------
Balance, SEPTEMBER 30, 1998                  10,688,394   10,689      797,914      (1,133,352)    (324,749)
                                             ----------   ------     --------      ----------     --------

Shares issued for cash September 30,
   1998 to December 31, 1998 to investors        90,000       90       89,910                       90,000
Less expenses of issuing the Common Stock                             (29,566)                     (29,566)
Net Loss                                                                              (90,092)     (90,092)
                                             ----------   ------     --------      ----------     --------
Balance, DECEMBER 31, 1998                   10,778,394   10,779      858,258      (1,223,444)    (354,407)
                                             ==========   ======     ========      ==========     =========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL DIGITAL INFORMATION, INC.

                             Statement of Cash Flows

                                    UNAUDITED

              For the Nine Months Ended DECEMBER 31, 1998 and 1997
                                                         1998            1997
Operating Activities
            Net Income (Loss)                          (344,603)       (255,962)
             Add depreciation not
             requiring cash                               4,612               0
Changes in:
            Accounts Receivable                         (14,300)        (23,161)
            Accounts payable                            179,188               0
            Inventory                                      (173)
            Payroll Taxes                                44,948          15,003
                                                       --------        --------
Cash Provided (used)
            by Operations                              (130,328)       (264,120)
                                                       --------        --------

Investing Activities

            Investment in Office Equipment               (8,448)        (27,130)
            CaduSys Software                            (46,271)              0
                                                       --------        --------

Net Cash Provided(used) by Investing
            Activities                                  (54,719)        (27,130)
                                                       --------        --------

Financing Activities

            Shareholder loans                            31,892          15,590
            Sale of Common Stock                        168,500         381,350
            Costs of Issuing Common Stock               (60,273)        (87,518)
                                                       --------        --------

Net Cash provided (used) by Financing
            Activities                                  140,119         309,422
                                                       --------        --------

Increase (Decrease) in Cash                             (44,928)         18,172

Cash Balance Beginning                                   36,367               0
                                                       --------        --------

Cash Balance Ending                                      (8,561)         18,172
                                                       ========        ========

                 See accompanying notes and accountants' report

                        GLOBAL DIGITAL INFORMATION, INC.

                STATEMENT OF INCOME(DEFICIT) AND RETAINED DEFICIT

                                    UNAUDITED

              For the Three Months Ended December 31, 1998 and 1997
                                                          1998           1997
REVENUE                                                   38,600         46,464
                                                        --------       --------

EXPENSES:
            Payroll                                       53,173        100,600
            Payroll taxes & employee benefits              5,142         20,799
            Depreciation                                   1,556
            Insurance                                          0         10,608
            Interest                                       2,810
            Licensing Fees                                50,000
            Marketing                                          0
            Miscellaneous                                    161         13,742
            Office                                           635          7,136
            Postage & Delivery                               768          1,354
            Printing & Reproduction                            0          3,669
            Rent                                           3,400          4,120
            Royalty                                            0
            Telephone                                      6,730          7,292
            Travel & Entertainment                         4,317          7,265
                                                        --------       --------

Total Expenses                                           128,692        176,585
                                                        --------       --------

NET LOSS FOR THE PERIOD                                  (90,092)      (130,121)


RETAINED DEFICIT

Balance beginning of period                             (878,841)      (125,841)
                                                        --------       --------

Balance end of period                                   (968,933)      (255,962)
                                                        ========       ========

                 See accompanying notes and accountants' report

                        GLOBAL DIGITAL INFORMATION, INC.

                             Statement of Cash Flows

                                    UNAUDITED

              For the Three Months Ended DECEMBER 31, 1998 and 1997

                                                         1998           1997
Operating Activities
            Net Income (Loss)                          (90,092)       (125,841)
             Add depreciation not
             requiring cash                              1,640               0
Changes in:
            Accounts Receivable                        (30,600)        (18,661)
            Accounts payable                            38,105          (1,902)
            Inventory                                     (173)
            Payroll Taxes                               15,056           8,364
                                                       -------        --------
Cash Provided (used)
            by Operations                              (66,064)       (138,040)
                                                       -------        --------

Investing Activities

            Investment in Office Equipment              (1,983)         (7,727)
            CaduSys Software                                 0               0
                                                       -------        --------

Net Cash Provided(used) by Investing
            Activities                                  (1,983)         (7,727)
                                                       -------        --------

Financing Activities

            Shareholder loans                           (5,000)         15,590
            Sale of Common Stock                        90,000         131,300
            Costs of Issuing Common Stock              (29,477)        (21,563)
                                                       -------        --------

Net Cash provided (used) by Financing
            Activities                                  55,523         125,327
                                                       -------        --------

Increase (Decrease) in Cash                            (12,524)        (20,440)

Cash Balance Beginning                                   3,963          38,612
                                                       -------        --------

Cash Balance Ending                                     (8,561)         18,172
                                                       =======        ========

                 See accompanying notes and accountants' report

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

      (b)  FIXED ASSETS

      Fixed Assets includes all property, plant and equipment. Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $1,556 for the quarter ended December 31, 1998.

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

                        GLOBAL DIGITAL INFORMATION, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has acquired its rights to most of its software programs from its shareholders who are also shareholders in previous corporations which had these rights or had developed the programs. The company purchased these rights through the issuance of common stock. Although the value of these rights may be substantial, because of the lack of a proper valuation method, they have been recorded at the par value of the stock issued. ie. 8,044,150 shares were issued to the founders and they have been valued at $.001 per share or $8,044. In addition to the stock the Company agreed to pay for liabilities in the approximate amount of $47,000.00.

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

                        GLOBAL DIGITAL INFORMATION, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - ACQUISITION OF MASTERPIECE MEDICAL

The Board of Directors of Global Digital Information, Inc. approved the acquisition of Masterpiece Medical, Inc.(MM), and Del Crane Medical, Inc(DC). Masterpiece Medical and Del Crane Medical are Ohio corporations with software programs and billing capability which complement the CaduSys medical records program offered by the Company.

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

                        GLOBAL DIGITAL INFORMATION, INC.

                STATEMENT OF INCOME(DEFICIT) AND RETAINED DEFICIT

                                    UNAUDITED

              For the Six Months Ended SEPTEMBER 30, 1998 and 1997
                                                        1998           1997
REVENUE                                                  99,398         7,750
                                                     ----------      --------

EXPENSES:
            Payroll                                     170,189        81,987
            Payroll taxes & employee benefits            15,084           250
            Depreciation                                  3,056             0
            Insurance                                       471         3,388
            Interest                                      3,089             0
            Licensing Fees                               53,000             0
            Marketing                                     7,578             0
            Miscellaneous                                12,954         7,494
            Office                                        5,028         3,419
            Postage & Delivery                            4,752           820
            Printing & Reproduction                       3,136         6,951
            Rent                                         13,526         3,180
            Royalty                                       7,500             0
            Telephone                                    34,758         9,503
            Travel & Entertainment                       19,788        16,599
                                                     ----------      --------

Total Expenses                                          353,909       133,591
                                                     ----------      --------

NET LOSS FOR THE PERIOD                                (254,511)     (125,841)


RETAINED DEFICIT

Balance beginning of period                            (878,841)            0
                                                     ----------      --------

Balance end of period                                (1,133,352)     (125,841)
                                                     ==========      ========

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