Form 10-K
period 1999-03-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 1999-11-12
CIK 1041711

MASTERPIECE TECHNOLOGY GROUP, INC.
  (Exact name of registrant as specified in its charter)

  Utah
  (State or other jurisdiction of incorporation or organization)91-179-3053
  (I.R.S. Employer Identification Number)
                     455 Wards Corner Road, Suite 700
  Loveland, Ohio 45140
  (Address of Principal Executive Offices, including
   ZIP Code)

       10655 NE 4th St, Suite 707
          Bellevue, WA 98004
           (Former address)

  Registrant's telephone number, including area code:
       (513) 831-6647

  Securities registered pursuant to Section 12(b) of the
   Act:

  Title of each class
  Common Name of Each exchange on which registered
  National Association of Securities Dealers
  Securities registered pursuant to Section 12(g) of the Act:
  _________________________________

       Indicate by check mark whether the
   Registrant (1) has filed all reports required to be
   filed by Section 13 or 15(d) of the Securities
   Exchange Act of 1934 during the preceding 12
   months (or for such shorter period that the
   registrant was required to file such reports), and (2)
   has been subject to such filing requirements for the
   past 90 days.
            Yes    _____       No X

       Indicate by check mark if disclosure of
   delinquent filers pursuant to item 405 of Regulation
   S-K is not contained herein, and will not be
   contained, to the best of registrants's knowledge, in
   definitive proxy or information statements
   incorporated by reference in part III of this Form
   10-K or any amendment to this Form 10-K.    [X]

       The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 1, 1999 was approximately $15,156,888.

       On July 1, 1999, approximately 2,526,148 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

  Documents Incorporated by Reference

       (1)  Financial Statements for March 31,
   1999 and 1998

       (2)  Except for the historical information
   presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That
   May Affect Future Results" under "Management's
   Discussion and Analysis of Financial Condition and
   Results of Operations" in the Company's 1999
   Financial Statements, which is incorporated by reference in this Form 10-K.

                PART I

  Item I.  Business

       Introduction

       Masterpiece Technology Group, Inc. (the "Company") is
  a Utah Corporation.  Prior to October 31, 1997, the Company
  was a Washington corporation with offices located in
  Bellevue and Tacoma, Washington. On October 31, 1997, the
  Company merged in a reverse merger transaction into a
  publicly held company by the name of US Mining Company,
  Inc., a Washington corporation.  Upon closing this
  transaction on November 15, 1997, US Mining Company, Inc.
  changed its name to Global Digital Information, Inc.  The
  Board of Directors of US Mining (now The Company) resigned, and the shareholders elected the current Board of Directors
  of the Company.   The Company changed its name to
  Masterpiece Technology Group, Inc. on June 11, 1999.
  Since the name change occured after the year-end date, the independent auditors report refers to Global Digial Information, Inc. The Company subsequently merged with Masterpiece Medical, a Delaware company on June 22, 1999. The current officers of the Company were reappointed by the Board of Directors.

      The Company

       The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal and network computers using Microsoft Windows and Windows NT operating systems.

       In September, 1997, the Company released its flagship product "Masterpiece EMR"(formerly known as Cadusys) at the annual Microsoft Healthcare Users Group (MS-HUG) convention in Las Vegas. "Masterpiece EMR" is a state -of-the-art electronic patient record that seamlessly interfaces with existing medical billing software allowing today's healthcare professional instant multi-user access to "realtime refreshed" outcome-based patient data. "Masterpiece EMR" is a 32-bit, client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. The Masterpiece EMR product offers improved quality of care, instant access to patient charts, reduced information costs, increased revenues, instant outcomes, instant connectivity, flexibility and ease of use, as well as specific clinical and medical/legal benefits.
  "Masterpiece EMR" is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. The primary target markets are medium to large medical clinics, Independent Provider Associations,
  Preferred Provider Organizations and Health Maintenance
  Organizations. Annual client savings in excess of one-half million dollars per installation are attainable in these target accounts.

       The Company's products use peripherals and applications commonly found on personal and network computers that transform the PC into a personal and network paper-free office management and productivity software system for large or small office or home office ("SOHO") medical professionals. Through the use of multimedia databases, the Company's applications convert paper documents to digital information for electronic filing, faxing, editing scanning, printing, sending and retrieving of paper-based documents by electronic mail. All of the Company's applications employ scanning and image compression engines that convert scanned or faxed documents and images to editable text compatible with most word processors and desktop publishers.

        Background Information

       Masterpiece Medical commenced operations in 1983 and is a provider of comprehensive record information systems to industry in general as well as to independent physicians, independent physician associations ("IPAs"), management service organizations ("MSOs"), physician practice management organizations ("PPMs"), managed care organizations and other providers of health care services in the United States. The Company develops, markets and supports the Company's record management systems, which addresses the financial, administrative, clinical and management needs of multiple marketplaces. The Company's system has been implemented in a wide variety of practice settings from small groups to Fortune 100 companies. The Company also sells related hardware, implementation services and maintenance contracts. While the majority of its sales are North American in scope, the Company also sells internationally. Its customers are Fortune 1000 class companies and similar sized governmental entities. The Company has over 300 accounts primarily in the manufacturing, medical, government, service, utilities and financial industries. While the Company's core market consists of records management software, the product can include such technologies as electronic document management
  and imaging.   Application software for this rapidly
  growing industry is experiencing double-digit increases each year. This industry is driven by continued corporate investment in new technology.

        Global Digital Information, Inc. was founded by
   Jeffrey Beneson to create a platform for growth through acquisition of the most promising technologies and products that lend themselves to the process of digital convergence and commerce.

        Products

  Masterpiece  EMR

  To provide return on investment an EMR must be first be easy to use and achieve physician acceptance. Masterpiece EMR offers unprecedented versatility and ease of use. With a tab environment that uses drill down navigation and pen based or touch screen technology the system performs all aspects of patient record management for a physician's office. The entire patient encounter is documented and managed on a system that supports dynamic, customizable knowledge bases to build a seamless patient record.

  The user may also define guidelines and protocols that take into account health plan requirements and the providers' own experience and perspective.

  The exclusive visual builder feature allows the physician to create comprehensive problem lists and chart notes in seconds. Prescriptions can be filled, refilled and transmitted electronically improving speed, accuracy and legibility. The system not only automates routines but also triggers events such as follow up care. It offers flexibility and reporting capabilities not found in other systems. By tracking and recording all key clinical data, the Masterpiece EMR provides and complete and accurate view of treatment histories.

  With the advanced security system the provider determines and assigns who has access to patient records and what part of those records each individual may see and use. An override feature is also available that tracks the time and identity of an individual that breaks security due to an emergency.


  Masterpiece EMR Intellectual Property

       The company has copyrighted its medical records software program called Masterpiece EMR. No assurances can be given that the foregoing copyright and trademarks issued by the United States Trademark and Patent Office will afford the Company any meaningful protection against third parties. The Company also has a patent pending for the Masterpiece EMR as it applies to ERISA Regulations.

       The Company has entered into a Merger Agreement with Maplecrest, Inc., a privately-held software company that has steadily grown into a full service systems provider of innovative Internet and Intranet business solutions with an emphasis in print automation. Maplecrest, founded in 1990 and based in Danbury, Connecticut, is recognized for its ability to streamline information flow from the sales office to the back office. The merger is expected to be complete by December 1, 1999.

   The Company develops, markets and supports the Company's record management systems, which addresses the financial, administrative, clinical and management needs of multiple marketplaces. The Company's system has been implemented in a wide variety of practice settings from small groups to Fortune 100 companies. The Company also sells related hardware, implentaion services and maintenance contracts. While the majority of its sales are North American in scope, the Company also sells internationally. Its customers are Fortune 1000 class companies and similar sized governmental entities. The Company has over 300 accounts primarily in the manufacturing, medical, government, service, utilities and financial industries. While the Company's core market consists of records management software, the product can include such technologies as electronic document management and imaging. Application software for this rapidly growing industry is experiencing double-digit increases each year. This industry is driven by continued corporate investment in new technology.

        Financial Information about Industry
   Segments, Backlog, etc.

        The financial statements required by this item are included in the Company's 1999 Financial
  Statements and are incorporated by reference.

  Item 2.  Properties

        The Company's executive offices are
   located in Loveland, Ohio. The Company has a sales/development office located in Danbury, Connecticut, which creates and promotes the software products. A customer support and product testing office is located in Jacksonville, Florida.

  Item 3.  Legal Proceedings

       Apparantely a lawsuit has been filed against the Company by a shareholder, Russell Koch, for enforcement of an option agreement. Management has not seen this lawsuit and cannot therefore comment on its content or validity, but intends to vigorously defend against the allegations.

  Item 4.  Submission of Matters to a Vote of
   Security Holders

        The following matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended March 31, 1999:


  Date and Type of Meeting


          No matters were voted on during the fourth quarter of the Company's fiscal year.



               PART II

  Item 5.  Market for Registrant's Common Equity
   and Related Stockholder Matters

       The Company is currently trading, OTC, on the Nationals Association of Securities Dealers with the high bid at $1.50 per share and the low bid of $.10 per share during the last quarter. Additional information required by this item may be found in the Company's 1999 Financial Statements and is incorporated herein by reference.

  Item 6.  Selected Financial Data

       The information required by this item is set forth in the Company's 1999 Financial Statements and is incorporated herein by reference.

  Item 7.  Management's Discussion and Analysis
   of Financial Condition and Reports of
   Operation

       The information required by this item is set forth in the Company's 1999 Financial Statements and is incorporated herein by reference.

  Item 8.  Financial Statements and Supplemental
   Date

       The consolidated financial statements
   required by this item are included in the Company's
  1999 Financial Statements and are incorporated by
   reference.  With the exception of the
  aforementioned information and the information
   incorporated in Items 5, 6 and 7, the Company's
  1999 Financial Statements is not to be deemed filed as part of this Form 10-k Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included in the Company's 1999 Financial
   Statements and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein.

  Item 9.  Changes in and Disagreements with
   Accountants on Accounting Financial Disclosure



              PART III

  Item 10.  Directors and Executive Officers of the
   Registrant

  Newell Crane
  B.S, M.B.A., Ph.D.

  Dr. Crane brings 29 years of experience in the medical field ranging from pharmaceuticals to clinical software.
  In 1969, Dr. Crane began his career with Searle Pharmaceuticals. In 1983 while still with Searle Pharmaceuticals and as part of a drug research project, Dr. Crane joined the Pharmacy Department at the University of Cincinnati as assistant professor of Pharmacy with responsibility for research grants and graduate studies at the Masters and Doctorate level for Business & Pharmacy.
  In 1984, Dr. Crane founded Del Crane Medical Corporation & Cold Jet, Inc. The Cold Jet Company manufactures specialized industrial carbon dioxide blasting and cleaning equipment. Dr. Crane has guided the company's growth to a #1 position in the world with distribution in 20 countries. Cold Jet can be found on the Web at www.coldjet.com. At the same time Dr. Crane founded Del Crane Medical, a company that provides billing services and medical supplies to patients in nursing homes. Del Crane has provided product, billing services and clinical software to over 1,000 nursing homes in the US. In 1994, Dr. Crane founded Masterpiece Medical to provide clinical software to the physician marketplace. Del Crane and Masterpiece Medical can be found on the Web at www.del-crane.com.

  Morris Gorelick

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

  Dave Leytze
  B.A., M.B.A.
       Mr. Leytze has over 30 years experience in the financial community dealing with investment and management of several significant organizations and investment management for personal, corporate, and retirement Funds. He has approximately $25 million under management. Mr. Leytze specializes in conservative equity and debt securities for increase and growth, and precious metals investments as a hedge against monetary and inflation problems. He has served as Investment Banking Lead and/or Participant in capital formation for various small-cap and start-up companies. Currently, he is associate Instructor College of Mount Saint Joseph, Cincinnati, Ohio teaching Money & Banking, Corporate Finance, and Investments. Other Directorships that he holds are Metro Recycling, Cincinnati, Ohio, Revere Coal Reclamation Co. Inc., PA, and Golden Quest, Las Vegas, NV.




  William Coyne, M.D.

  Margaret Crane

  Rich Gresset

  Robin Hirschfield


  Item 11.  Executive Compensation

       Other than information provided in the
   Company's 1999 Financial Statements incorporated herein, executive officers and directors have received no other compensation.

  Item 12.  Security Ownership of Certain
   Beneficial Owners and Management

  Title of Class   (1) Name and     (2) Amount and        (3)Percent of Class
                      Address of       Nature of
                  Beneficial Owner   Beneficial Ownership


  Common         Margaret Crane        400,000 Issued Shares       15.8%
            5475 William Henry Harrison Ln.
             Cincinnati, Ohio  45143


  Common         Newell D. Crane,     400,000 Issued Shares        15.8%
           President, C.E.O. Director
          5475 William Henry Harrison Ln.
             Cincinnati, Ohio  45143

  Common     Clarissa Wiswell Trust   380,000 Issued Shares        15%
          5475 William Henry Harrison Ln.
             Cincinnati, Ohio  45143

  Common      Ruth Breslow Trust     380,000 Issued Shares          15%
            5475 William Henry Harrison Ln.
              Cincinnati, Ohio  45143


  Common        Morris Gorelick,     19,457 Issued Shares           .08%
                 Director
                13212 NE 16th
               Bellevue, WA 98005

  Item 13.  Certain Relationships and Related Transactions

       Not applicable.

               PART IV

  Item 14.  Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K

  The following documents are filed as part of this Form 10-K Annual Report:

  1)   Financial Statements

  GLOBAL DIGITAL INFORMATION, INC.

  FINANCIAL STATEMENTS

  MARCH 31, 1999

  GLOBAL DIGITAL INFORMATION, INC.

  MARCH 31, 1999


  CONTENTS

                                                                       Page


  Accountant's Report                                                     1

  Balance Sheet                                                           2

  Statement of Earnings(Deficit) and Retained Deficit
       For the Year ended MARCH 31, 1999                                  3

  Statement of Shareholders' Equity MARCH 31, 1999                        4

  Statement of Cash Flows For the Year
  ended MARCH 31, 1999                                                    5

  Statement of Earnings(Deficit) and Retained Deficit
       For the Three Months ended MARCH 31, 1999                         6

  Statement of Cash Flows For the Three Months
  ended MARCH 31, 1999                                                   7

  Notes to Financial Statements                                          8

  THOMAS J HARRIS CPA
  3901 STONE WAY N #202
  SEATTLE, WA 98103






  INDEPENDENT AUDITOR'S REPORT



  Board of Directors
  GLOBAL DIGITAL INFORMATION, INC
  Seattle, Washington

  We have audited the balance sheet of GLOBAL DIGITAL
  INFORMATION, INC. as of March
  31, 1999 and 1998, and the related statements of net income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBAL DIGITAL INFORMATION, INC. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, are in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  November 8, 1999



  GLOBAL DIGITAL INFORMATION, INC.
  BALANCE SHEET
  MARCH 31, 1999 AND 1998

                                                                                   ASSETS

                                                                                 1999                        1998
  CURRENT ASSETS:
           Cash in Bank                                                 $0                         $36,367
           Accounts Receivable                                      14,800                    20,300
           Inventory                                                         170                         0
               TOTAL CURRENT ASSETS                     14,970                  56,667

  PROPERTY & EQUIPMENT:
          Office Equipment                                              38,603                    33,449
          Depreciation                                                      (9,974)                    (3,345)
               TOTAL FIXED ASSETS                             28,629                   30,104

  OTHER ASSETS
           Due from Masterpiece Medical                         81,000                     0
           CaduSys Software                                             53,309                     8,044
               TOTAL OTHER ASSETS                            134,309                  8,044

  TOTAL ASSETS                                                         177,908                 94,815

                                      LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:

           Bank overdraft                                                    418
           Accounts payable                                                176,116                    0
           Payroll taxes                                                        122,513                    26,917

              TOTAL CURRENT LIABILITIES                  299,047                   26,917

           Loans payable shareholders                                 203,552                 113,590

                                         TOTAL LIABILITIES           502,599                140,507



  STOCKHOLDER'S EQUITY:
          Common Stock, no par; $.001 stated value;
          50,000,000 shares authorized,
           10,778,394,000 and 10,200,000 shares issued   10,779                     10,565
           Paid in Surplus                                                    837,352                   825,928
          Accumulated Deficit                                            (1,172,822)           (882,185)

          TOTAL STOCKHOLDER'S EQUITY              (324,691)               (45,692)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY 177,908            94,815



  See accompanying notes and accountants' report

  GLOBAL DIGITAL INFORMATION, INC.
  STATEMENT OF INCOME(DEFICIT) AND RETAINED DEFICIT

  For the Years Ended MARCH 31, 1999 and 1998

                                                                                         1999                       1998
  REVENUE                                                                     182,555                  65,737

  EXPENSES:
          Payroll                                                                    281,300                272,628
          Payroll taxes & employee benefits                         28,954                   32,207
          Depreciation                                                           6,630                       3,345
          Insurance                                                                750                         23,366
          Interest                                                                    7,396                      0
          Marketing                                                                9,078                     15,367
          Miscellaneous                                                         13,624                   55,459
          Office                                                                      5,317                     14,783
          Postage & Delivery                                                 7,025                     5,069
          Printing & Reproduction                                         3,136                     12,881
          Rent                                                                         22,101                   13,120
          Royalty                                                                    7,500                      0
          Telephone                                                                43,807                   30,976
           Travel & Entertainment                                          36,574                  28,009

  Total Expenses                                                                473,192               507,210

  NET LOSS FOR THE PERIOD                                     (290,637)          (441,473)


  RETAINED DEFICIT

  Balance beginning of period                                           (882,185)          (441,660)

  Balance end of period                                                    (1,172,822)        (883,133)




  See accompanying notes and accountants' report



  GLOBAL DIGITAL INFORMATION, INC.
  Statement of Cash Flows

  For the Years Ended MARCH 31, 1999 and 1998

                                                                                         1998                         1997
  Operating Activities

           Net Income (Loss)                                            (290,637)              (441,473)
            Add depreciation not
             requiring cash                                                            6,630                        3345
  Changes in:
           Accounts Receivable                                         5500                       (20300)
           Accounts payable                                              176116                    0
           Inventory                                                           (170)
           Payroll Taxes                                                     95596                     26917
  Cash Provided (used)
           by Operations                                                     (6965)                    (431511)

  Investing Activities
           Due from Masterpiece Medical                        (81000)
           Investment in Office Equipment                      (5154)                      (33449)
          CaduSys Software                                             (45265)                    0

  Net Cash Provided(used) by Investing
           Activities                                                         (131419)                 (33449)

  Financing Activities

           Shareholder loans                                            89962                     113590
           Sale of Common Stock                                    168500                    509350
           Costs of Issuing Common Stock                      (156863)                 (121613)

  Net Cash provided (used) by Financing
            Activities                                                          101599                  501327

  Increase (Decrease) in Cash                                     (36785)                 36367

  Cash Balance Beginning                                           36367                    0

  Cash Balance Ending                                               (418)                     36367

  See accompanying notes and accountants' report


  GLOBAL DIGITAL INFORMATION, INC
  STATEMENT OF INCOME(DEFICiT) AND RETAINED DEFICIT

  For the Three Months Ended MARCH 31, 1999 and 1998

  1997                                                                                1999                        1998
  54,214              REVENUE                                           44,557                    11,523

                          EXPENSES:
  182,587           Payroll                                                   57,938                     90,041
  21,049             Payroll taxes & employee benefits        8,728                      11,158
  0                      Depreciation                                          2,018                      3,345
  13,996             Insurance                                                279                         9,370
  0                      Interest                                                   1,497                       0
  0                      Marketing                                               1,500                      15,367
  21,236             Miscellaneous                                        509                         34,223
  10,555             Office                                                     (346)                        4,228
  2,174               Postage & Delivery                                1,505                       2,895
  10,620             Printing & Reproduction                        0                              2,261
  7,300               Rent                                                         5,175                      5,820
  0                      Royalty                                                     0                             0
  16,795             Telephone                                                2,319                     14,181
  23,864             Travel & Entertainment                           12,469                    4,145

  310,176    Total Expenses                                                93,591                197,034

  (255,962)        NET LOSS FOR THE PERIOD            (49,034)           (185,511)


                           RETAINED DEFICIT

  (441,660)  Balance beginning of period                         (1,123,788)       (697,622)

  (697,622)  Balance end of period                           (1,172,822)       (883,133)
  (/TABLE>





  See accompanying notes and accountants' report



  GLOBAL DIGITAL INFORMATION, INC.
  Statement of Cash Flows

  For the Three Months Ended MARCH 31, 1999 and 1998

  1997                                                                                   1999                       1998
                             Operating Activities

  (441,473)       Net Income (Loss)                                   (49,034)             (185,511)
                         Add depreciation not
  3345               requiring cash                                          1,934                        0
                         Changes in:
  (20300)          Accounts Receivable                                 19800                   (2861)
  0                     Accounts payable                                       (26481)                    0
                         Inventory                                                               3
  26917             Payroll Taxes                                              59305                   11914
                         Cash Provided (used)
  (431511)        by Operations                                              5527                  (176458)

                         Investing Activities
                         Due from Masterpiece Medical                     0
  (33449)          Investment in Office Equipment                  0                          (6319)
  0                     CaduSys Software                                       0                            0

      Net Cash Provided(used) by Investing
  (33449)            Activities                                                0                          (6319)

                           Financing Activities

  113590             Shareholder loans                                         23860                  98587
  509350             Sale of Common Stock                                0                        156600
  (121613)          Costs of Issuing Common Stock                 (20906)              (54215)

      Net Cash provided (used) by Financing
  501327             Activities                                                    2954                   200972

  36367    Increase (Decrease) in Cash                                  8481                      18195

  0       Cash Balance Beginning                                           (8561)                     18172

  36367  Cash Balance Ending                                            (80)                          36367



  See accompanying notes and accountants' report

  GLOBAL DIGITAL INFORMATION , INC.
  STATEMENT OF SHAREHOLDERS' EQUITY
                                       PERIOD ENDED DECEMBER 31, 1998

                                                      COMMON STOCK         PAID IN SURPLUS     ACCUM
                                                   SHARES    AMOUNT          AMOUNT                DEFICIT
TOTAL
  United States Mining & Exploration Inc. prior to merger:
  Balance, MARCH 31, 1997      491,314   491                      441,169              (443,562)    (1,902)
  Shares issued 2 for 1 stock
  split                                           491,314    492                      (492)
  Shares issued for cash
  to investors                               440,962     441                   52,059                                     52,500
  440,962   $    441
  Less expenses of issuing
     the Common Stock                                                          (52,776)                                  (52,776)
  Shares issued for services
  to Shareholders                        276,410    276                                                                     276
Net Income                                                                                                      1,902         1,902
  Balance, November 11, 1997   1,700,000  1,700               439,960                (441,660)           0

  Global Digital Information Inc. shares issued prior to merger:
  Shares issued at par
  June, 1997 to Founders for
  acquisition rights                     8,044,150  8,044                                                                   8,044
  Shares issued for cash
  June, 1997 to November 11, 1997
  to investors                             455,850      456                  327,294
327,750
    Less expenses of issuing
     the Common Stock                                                        (64,463)
(64,463)
Net Loss                                                                                                      (217,589)    (217,589)
Balance, November 11, 1997  8,500,000   8,500            262,831               (217,589)      53,742

  Combined balance after merger
  Balance, November 11, 1997  10,200,000 10,200         702,791               (659,249)      53,742

  Shares issued for cash
  November 11, 1997 to March 31,1998
  to investors                               331,394     332              156,268                 156,600
  Less expenses of issuing
  the Common Stock                                                         (102,060)                              (102,060)
 Net Loss                                                                                                     (222,936) (222,936)
  Balance, MARCH 31, 1998    10,531,394 10,532        756,999                  (882,185)  (114,654)

  Shares issued for cash
  March 31,1998 to December 30, 1998
to investors                            247,000     247              $168,253                                  168,500
  Less expenses of issuing
     the Common Stock                                                   (66,994)                                (66,994)
Net Loss                                                                                                       (241,603) (241,603)
  Balance, December 31, 1998  10,778,394  10,779      858,258                     (1,123,788)
(254,751)


  Less expenses related to
the Common Stock                                                       (20,906)                                   (20,906)
Net Loss                                                                                                         (49,034) (49,034)
  Balance, SEPTEMBER 30, 1998 10,778,394 10,779 837,352                    (1,172,822)
(324,691)


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

  GLOBAL DIGITAL INFORMATION, INC.

  NOTES TO FINANCIAL STATEMENTS



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

  NOTE 5 - Issuance of COMMON Stock:

       Effective July 1, 1997, the Company offered shares of its common stock to a limited number of investors pursuant to a Regulation D exemption up to a maximum of 500,000 shares at $1.00 per share or $500,000. At March 31, 1999, as a result of this offering, 1,034,244 Common Shares of stock were sold to individual investors for $1.00 per unit, grossing the company $652,850. The placement is being offered on a "best efforts" basis by various employees and officers of the company. Fees and expenses were paid in conjunction with the offering amounting to $254,423 at March 31, 1999, including commissions for a net total of $398,427.

  NOTE 6 - CASH TRANSACTIONS

  Since no cash was actually paid by the company for the original acquisition of the CaduSys software no cash disbursements have been shown on these financial statements for that transaction.

  GLOBAL DIGITAL INFORMATION, INC.

  NOTES TO FINANCIAL STATEMENTS


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

  The Company has no income tax provision for the years ended March 31, 1998 and 1997 due to net operating loss carryforwards.

  The income tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 1999 is as follows:

       Federal net operating loss carryforwards           $  1,172,822

       Total deferred tax asset                                398,760
       Valuation allowance                                    (398,760)

       Net deferred tax asset                             $        -0-

  GLOBAL DIGITAL INFORMATION, INC.

  NOTES TO FINANCIAL STATEMENTS


  NOTE 8 CONTINUED.

  Upon implementation of SFAS No. 109 at April 1, 1993, the Company recorded a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended October 30, 1995 is as follows:

       Balance April 1, 1997                               $    2,592
       Increase in non-utilization of net operating
         loss carryforwards                                   396,168

       Balance, October 30, 1995                           $  398,760

  At March 31, 1999, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

                                                           Alternative
       Expiring In                         Regular Tax     Minimum Tax

         2008                                  17,279           17,279
         2013                           566,799          566,799
         2014                           588,744          588,744
                                           $1,172,822      $ 1,172,822

  NOTE 9 - ACQUISITION OF MASTERPIECE MEDICAL

  The Board of Directors of Global Digital Information, Inc. approved the acquisition of Masterpiece Medical, Inc.(MM), and Del Crane Medical, Inc(DC). Masterpiece Medical and Del Crane Medical are Ohio corporations with software programs and billing capability which compliment the CaduSys medical records program offered by the Company. The merger was completed effective June 22, 1999 by issuance of 2,150,000 shares of stock to the stockholders of MM. The merger will be accounted for as a pooling of interests as provided for under APB No. 16.

  The Company believes that the addition of the sales generated by MM and DC combined with the anticipated sales of the CaduSys product, will produce significant sales and potential income for the Company.

  GLOBAL DIGITAL INFORMATION, INC.

  NOTES TO FINANCIAL STATEMENTS


  NOTE 9 CONTINUED

  In addition, the management and technical personnel of MM and DC will be added to and compliment those of the Company.

  NOTE 10 - Shareholder Suit:

  Subsequent to the above merger one of the original shareholders of the Company requested the exercise of an option to purchase shares of the Company's stock. Management has refused to honor the option and it has been reported that the shareholder is going to sue for performance. The Company's attorney has no opinion as to whether there will be a monetary impact from this suit and expects that management will contest the suit vigorously.


    a) Balance Sheet for March 31, 1999
    b) Statement of Income (Loss), Year Ended
   March 31, 1999
    c) Statement of Shareholders' Equity, Year
   Ended March 31, 1999
    d) Statement of Cash Flows, March 31, 1999
   and 1998
    e) Notes to Financial Statements

  2)        Financial Statements Schedules

    a) Independent Auditor's Report

       All other schedules are omitted because
   they are not applicable or the required
  information is presented in the consolidated financial statements or notes thereto.

  3)        Exhibits

       a) Exhibits:

       _____     The Company's Financial
   Statements for March 31, 1999 and 1998

  SIGNATURES

       Pursuant to the requirements of Section
   13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Masterpiece
  Technology Group,
   Inc.

                                    By:  /s/ Newell D. Crane
                                         Newell D. Crane
                                         President, Director

  November 11, 1999