Form 10-Q
period 1999-06-30
MASTERPIECE TECHNOLOGY GROUP INC
filed 1999-11-22
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 1999

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

     As of June 30, 1999, approximately
2,384,730 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

     As of June 30, 1999, approximately
100,000 shares of the Registrant's Preferred
Stock, $.10 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

          SEE ATTACHED EXHIBIT 27,
FINANCIAL DATA      SHEET.

Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

NOTES TO FINANCIAL STATEMENT

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 .....(a)  The Company
 .....The Company was incorporated in 1983 under the laws of the State of Utah as Forward Electronics Corporation. In 1988 it was reorganized with United States Mining & Exploration, Inc.(USM) and changed its name at that time.
Also in 1998 the Company acquired Ridge Rock Mining Corporation which it subsequently dissolved. During 1989 Rocky Mountain Process Components was acquired. This company was also dissolved. Since 1990 the Company has had no operations, until the merger with Global Digital Information, Inc.(GDI). After the merger the Company changed its name to Global Digital Information, Inc. GLOBAL DIGITAL INFORMATION, INC. was incorporated June 25, 1997 in the State of Washington. The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. The Company has acquired "CaduSys Medical Record" a client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. It is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. Some of the Company's other products include office adaptations which use the personal computer to eliminate paper in the office filing system. With the merger of Masterpiece Technology Group (see Note
10), the Company adds additional software systems for physicians and an established distribution system. Also the Company now is a participating Medicare privider and billing service.

 .....(b) Inventories - Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and consist mainly of finished goods.

 .....(c)  Fixed Assets
 .....Fixed Assets includes all property, plant and equipment.  Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $5,865 for the quarter ended June 30, 1998 and $5,507 for the quarter ended June 30, 1999.

 .....(d)  Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

 .....(e)  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

 .....(f) Software Development Costs - Costs incurred internally in creating a computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software productions costs are capitalized and subsequently reported (at lower of amortized cost or net realizable value). Capitalized costs are included in other assets in the accompanying balance sheet and are amortized on a straight-line basis over the estimated economic life of the product, which is 24 months.

 .....(g)  Deferred Revenue - Deferred revenue results from the sale of certain receivables arising
from long-term contracts with distributors. These contracts also give rise to the restricted cash balances. These revenues are recognized and cash becomes unrestricted when the related receivable is collected.

 .....(h) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 .....(i) Revenue - Generally, the Company records revenue from product sales when the product is shipped. Contracts with certain distributors may have terms which cause the Company to record revenue when the product is sold to third parties. Certain initial dealers have agreements to purchase initial product quantities and licensing terms of fifty-four months. Revenues on these agreements are recognized over the term of the agreement.

 .....(j) Income Taxes.....Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the temporary differences are expected to reverse. There was no cumulative effect of adopting SFAS No. 109.

 .....(k) Principals of Consolidation..The Consolidated Financial Statements,
including the Balance Sheet, Statement of Retained Earnings, Statement of Net Income(Loss), and Statement of Cash Flows, include the accounts of all subsidiaries. All intercompany items and transactions have been eliminated.

NOTE 2. - MERGER AND REORGANIZATION

 .....Effective November 11, 1997 the Company U. S. Mining & Exploration, Inc.
(USM) pursuant to a Reorganization Agreement(the "Plan") with Global Digital Information, Inc.(GDI) USM was acquired in a "reverse acquisition" and the shareholders of GDI became the major shareholders in USM. the "Plan" as approved by the Board of Directors provided for a 2 for 1 split of the then owned shares of the USM, the issuance of additional shares(440,962) for cash($52,500), and 276,410 shares issued for services rendered by officers and directors of the Company. The total shares of Common stock outstanding at that time was then 1,700,000. As part of the "Plan" the shareholders of GDI were issued an additional 8,500,000 shares making the total shares outstanding 10,200,000 shares. The then existing Board of Directors(USM) resigned and was replaced by directors from GDI.

 .....The acquisition has been accounted for as a "Pooling of Interests" as per
APB Opinion No 16. Since GDI came into existence on June 25, 1997, its results of operations have been included in these financial statements. No adjustment is made to prior years presented because GDI was not in existence at that time.

NOTE 3 - EARNINGS PER SHARE:

Primary earnings per share have been computed using the weighted average number of shares outstanding during the period.

NOTE 4 - LONG-TERM DEBT and NOTES PAYABLE

 .....*6.5% installment loan; interest of $823.33 due monthly until May 2004; the financial institution has the option to change the interest rate to .50% above the current index every six months; principal and interest of $1,324.08 due monthly beginning May 2004 through April 2019; this note is secured
by the building of the Company....................................$   151,681
*Revolving note payable to a financial institution (maximum $65,000) due
August, 2007, plus interest payable monthly at 1.5% above prime rate
(not to exceed 16%), this note is secured by the building of the Company...........       64,744
*Promissory note payable to bank (maximum $100,000) due on demand, with monthly payments of interest only at 1% above prime rate, this note is secured
by all assets of the Company......................................................        99,635
*Unsecured revolving note payable to bank (maximum $100,000) due on demand,
plus interest only payable monthly at 2% above prime rate.........................        96,635
*Promissory note payable to bank with monthly payments of $26,000.  Interest accrues at prime plus 1%.  The note is secured by personal guarantees by
officers of the Company...........................................................     1,079,477
*The Company has a note payable of $345,575.  Interest is payable monthly at the banks prime rate (7.75% at December 31, 1998) plus 1%.  The line is collateralized by substantially all the assets of the Company as well as personally
by the shareholders..............................................................        345,275
*Notes payable to the Wiswell and Breslow Trusts. Interest accrues at 1% above prime....
300,000
*The Company has an unsecured demand note payable to an affiliate in the amount of $57,963. The note provides for interest at 6% to be accrued until payment is
demanded............................................................................       57,963
*Revolving credit line payable to bank (maximum $50,000) due May 2001, monthly payments of principal, equalling 1/36 of principal balance owed plus interest at
1 1/2 % above prime rate.  This credit line is secured by personal guarantees by the
officers of the Company.  .....  ..................................................         40,702
*Various credit with interest paid monthly at various rates of interest ranging from
15.7% to 22.9%.....................................................................        107,257

 ........................................................................................ 2,343,486
Less: Current maturities included in current liabilities................................(1,424,328)

 .................................................................................          919,158

Following are maturities of long-term debt for each of the next five years:
     1999.....     $ 1,424,328
     2000.....         312,000
     2001.....         312,000
     2002.....         143,477
     2003.....         none
     Thereafter..      151,681....................
                   $ 2,343,486

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has acquired its rights to most of its software programs from its shareholders who are also shareholders in previous corporations which had these rights or had developed the programs. The company purchased these rights through the issuance of common stock. Although the value of these rights may be substantial, because of the lack of a proper valuation method, they have been recorded at the par value of the stock issued. ie. 8,044,150 shares were issued to the founders and they have been valued at $.001 per share or $8,044. In addition to the stock the Company agreed to pay for liabilities in the approximate amount of $47,000.00. Accounts payable of $ 141,966 is due Del Crane Supply a related party.

NOTE 6 - Issuance of COMMON Stock and Reverse Split

 .....Effective July 1, 1997, the Company offered shares of its common stock to a limited number of investors pursuant to a Regulation D exemption up to a maximum of 500,000 shares at $1.00 per share or $500,000. At JUNE 30, 1999, as a result of this offering, 1,034,244 Common Shares of stock were sold to individual investors for $1.00 per unit, grossing the company $652,850. The placement is being offered on a "best efforts" basis by various employees and officers of the company. Fees and expenses were paid in conjunction with the offering amounting to $254,423 at JUNE 30, 1999, including commissions for a net total of $398,427.

Prior to the merger with Masterpiece Medical (see Note 10), the Board of Directors approved a reverse stock split of 1 share of common stock for each 80 shares owned. This reverse split is reflected in the statements of shareholders' equity. On June 16, 1999, the Company borrowed $100,000 with terms which allowed the Company to convert the debt to preferred stock and warrants to purchase common stock.

NOTE 7 - CASH TRANSACTIONS

Since no cash was actually paid by the company for the original acquisition of the CaduSys software no cash disbursements have been shown on these financial statements for that transaction.

NOTE 8 - COMMON STOCK SALE

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

NOTE 9. - INCOME TAXES

As discussed in Note 1, effective April 1, 1993, the Company applied the provisions of SFAS No. 109 in accounting for income taxes. Prior to that date, the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11. The adoption of SFAS No. 109 had no cumulative effect on the results of operations.

The Company has no income tax provision for the years ended March 31, 1998 and 1997 due to net operating loss carryforwards.

The income tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 1999 is as follows:

 .....Federal net operating loss carryforwards           $  1,172,822

 .....Total deferred tax asset                                398,760
 .....Valuation allowance                                    (398,760)

 .....Net deferred tax asset                             $        -0-

Upon implementation of SFAS No. 109 at April 1, 1993, the Company recorded a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended October 30, 1995 is as follows:

 .....Balance April 1, 1997                               $    2,592
 .....Increase in non-utilization of net operating
 .....  loss carryforwards                                   396,168
 .....
 .....Balance, October 30, 1995                           $  398,760

At March 31, 1999, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

                                                         Alternative
 .....Expiring In                         Regular Tax     Minimum Tax

 .....  2008                                  17,279           17,279
 .....  2013.........................        566,799          566,799
 .....  2014.........................        588,744          588,744
 .....                                    $1,172,822      $ 1,172,822

NOTE 10   ACQUISITION OF MASTERPIECE MEDICAL

The Board of Directors of Global Digital Information, Inc. approved the acquisition of Masterpiece Medical, Inc.(MM), and Del Crane Medical, Inc(DC). Masterpiece Medical and Del Crane Medical are Ohio corporations with software programs and billing capability which complment the CaduSys medical records program offered by the Company. The merger was completed effective June 22, 1999 by issuance of 2,150,000 shares of stock to the stockholders of MM. The merger will be accounted for as a pooling of interests as provided for under APB No. 16.

The Company believes that the addition of the sales generated by MM and DC combined with the anticipated sales of the CaduSys product, will produce significant sales and potential income for the Company. In addition, the management and technical personnel of MM and DC will be added to and compliment those of the Company.

NOTE 11   Shareholder Suit:

Subsequent to the above merger one of the original shareholders of the Company requested the exercise of an option to purchase shares of the Compnay's stock. Management has refused to honor the option and it has been reported that the shareholder is going to sue for performance. The Company's attorney has no opinion as to whether there will be any monetary impact from this suit and that management will contest the suit vigorously.

NOTE 12   Bank Settlement:

In previuos years Masterpiece Technology financed contracts with a bank for future receipt of income. During the current period the contractees have reneged on the contracts and the banks are due the amount of $1,141,133. The Company intentd to settle this liability with the bank.

NOTE 13   EMPLOYEE BENEFIT PLANS

The Company has a Savings and Security Plan which qualifies under Section 401(k) of the Internal Revenue Code. Under provisions of the plan, the employer matches 50% of the employee contributions, with the employer contribution not to exceed 2%. Such matching contributions amounted to approximately $3,426 during the twelve months ended December 31, 1998.


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