Form 10-Q
period 1999-09-30
MASTERPIECE TECHNOLOGY GROUP INC
filed 1999-11-22
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended September 30, 1999

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

     As of September 30, 1999, approximately
2,384,730 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

     As of September 30, 1999, approximately
100,000 shares of the Registrant's Preferred
Stock, $.10 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

          SEE ATTACHED EXHIBIT 27,
FINANCIAL DATA      SHEET.

Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  The Company
     The Company was incorporated in 1983 under the laws of the State of Utah as Forward Electronics Corporation. In 1988 it was reorganized with United States Mining & Exploration, Inc.(USM) and changed its name at that time. Also in 1998 the Company acquired Ridge Rock Mining Corporation which it subsequently dissolved. During 1989 Rocky
Mountain Process Components was acquired. This company was also dissolved. Since 1990 the Company has had no operations, until the merger with Global Digital Information, Inc.(GDI) After the merger the Company changed its name to Global Digital Information, Inc. GLOBAL DIGITAL INFORMATION, INC. was incorporated June 25, 1997 in the State of Washington. The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. The Company acquired "CaduSys Medical Record" (which name was changed to Masterpiece EMR), a client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. It is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. Some of the Company's other products include office adaptations which use the personal computer to eliminate paper in the office filing system. With the merger of Masterpiece Technology Group (see Note 10), the Company adds additional software systems for physicians and an established distribution system. Also the Company now is a participating Medicare provider and billing service

     (b) Inventories - Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and consist mainly of finished goods

     (c)  Fixed Assets
     Fixed Assets includes all property, plant and equipment. Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $6,436 for the quarter ended September 30, 1998 and $11,660 for the quarter ended September 30, 1999.

     (d) Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     (e) Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.

     (f) Software Development Costs - Costs incurred internally in creating a computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software productions costs are capitalized and subsequently reported (at lower of amortized cost or net realizable value). Capitalized costs are included in other assets in the accompanying balance sheet and are amortized on a straight-line basis over the estimated economic life of the product, which is 24 months.

     (g) Deferred Revenue - Deferred revenue results from the sale of certain receivables arising from long-term contracts with distributors. These contracts also give rise to the restricted cash balances. These revenues are recognized and cash becomes unrestricted when the related receivable is collected.

     (h) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (i) Revenue - Generally, the Company records revenue from product sales when the product is shipped. Contracts with certain distributors may have terms which cause the Company to record revenue when the product is sold to third parties. Certain initial dealers have agreements to purchase initial product quantities and licensing terms of fifty-four months. Revenues on these agreements are recognized over the term of the agreement.

     (j) Income Taxes

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

     (k) Principals of Consolidation

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

NOTE 4 - LONG-TERM DEBT and NOTES PAYABLE

     *6.5% installment loan; interest of $823.33 due monthly until May 2004; the financial institution has the option to change the interest rate to .50% above the current index every six months; principal and interest of $1,324.08 due monthly beginning May 2004 through April 2019; this note is secured
     by the building of the Company                                                               $   151,681
     *Revolving note payable to a financial institution (maximum $65,000) due
     August, 2007, plus interest payable monthly at 1.5% above prime rate
     (not to exceed 16%), this note is secured by the building of the Company               64,744
     *Promissory note payable to bank (maximum $100,000) due on demand, with monthly payments of interest only at 1% above prime rate, this note is secured
     by all assets of the Company                                                                         99,635
     *Unsecured revolving note payable to bank (maximum $100,000) due on demand,
     plus interest only payable monthly at 2% above prime rate                                  96,635
     *Promissory note payable to bank with monthly payments of $26,000. Interest accrues at prime plus 1%.  The note is secured by personal guarantees by
     officers of the Company                                                                          1,079,477
     *The Company has a note payable of $345,575.  Interest is payable monthly at the banks prime rate (7.75% at December 31, 1998) plus 1%.  The line is collateralized by substantially all the assets of the Company as well as personally
     by the shareholders                                                                                   345,275
     *Notes payable to the Wiswell and Breslow Trusts. Interest accrues at
     1% above prime.                                                                                           300,000
     *The Company has an unsecured demand note payable to an affiliate in the amount of $57,963. The note provides for interest at 6% to be accrued until payment is
     demanded                                                                                                 57,963
     *Revolving credit line payable to bank (maximum $50,000) due May 2001, monthly payments of principal, equaling 1/36 of principal balance owed plus interest at
     1 1/2% above prime rate.  This credit line is secured by personal guarantees by the
     officers of the Company                                                                               40,702
     *Various credit with interest paid monthly at various rates of interest ranging from
     15.7% to 22.9%                                                                                       107,257

                                                                                                               2,343,486
     Less: Current maturities included in current liabilities                                  (1,424,328)

                                                                                                                  919,158

Following are maturities of long-term debt for each of the next five years:
          1999              $ 1,424,328
          2000                   312,000
          2001                   312,000
          2002                   143,477
          2003                        none
         Thereafter             151,681
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

NOTE 6 - Issuance of COMMON Stock:

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

Pursuant to a Resolution of the Board of Directors, a reverse split of 1 share for each 80 shares of common stock, occured on June 1, 1999.

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


NOTE 11   Shareholder Suit:

Subsequent to the aquisition of Masterpiece Medical (see Note 10), one of the original shareholders of the Company requested the exercise of an option to purchase shares of the Company's stock. Management has refused to honor the option and it has been reported that the shareholder has sued for performance, although the Company has not yet been served. The Company's attorney has no opinion as to whether there will be a monetary impact from this suit, but believes that management will contest the suit vigorously.

NOTE 12   Bank Settlement:

In previous years Masterpiece Technology financed contracts with a bank for future receipt of income. During the current period the contractees have reneged on the contracts and the banks are due the amount of $1,141,133. The Company intends to settle this liability with the bank.

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