Form 10-K/A
period 1999-03-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-02-10
CIK 1041711

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

       (2)  Except for the historical information
   presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That
   May Affect Future Results" under "Management's
   Discussion and Analysis of Financial Condition and
   Results of Operations" in the Company's 1999
   Financial Statements, which is incorporated by reference in this Amended Form 10-K.

                PART I

  Item I.  Business

       Introduction

       Masterpiece Technology Group, Inc. (the "Company") is
  a Utah Corporation.  Prior to October 31, 1997, the Company
  was a Washington corporation with offices located in
  Bellevue and Tacoma, Washington. On October 31, 1997, the
  Company merged in a reverse merger transaction into a
  publicly held company by the name of US Mining Company,
  Inc., a Washington corporation.  Upon closing this
  transaction on November 15, 1997, US Mining Company, Inc.
  changed its name to Global Digital Information, Inc.  The
  Board of Directors of US Mining (now The Company) resigned, and the shareholders elected the current Board of Directors
  of the Company.   The Company changed its name to
  Masterpiece Technology Group, Inc. on June 11, 1999.
  Since the name change occurred after the year-end date, the independent auditors report refers to Global Digital Information, Inc. The Company subsequently merged with Masterpiece Medical, a Delaware company on June 22, 1999. The current officers of the Company were reappointed by the Board of Directors.

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


  November 8, 1999



  GLOBAL DIGITAL INFORMATION, INC.
  BALANCE SHEET
  MARCH 31, 1999 AND 1998

                                                                                   ASSETS

                                                                                 1999                        1998
  CURRENT ASSETS:
           Cash in Bank                                                 $0                         $36,367
           Accounts Receivable                                      14,800                    20,300
           Inventory                                                         170                         0
               TOTAL CURRENT ASSETS                     14,970                  56,667

  PROPERTY & EQUIPMENT:
          Office Equipment                                              38,603                    33,449
          Depreciation                                                      (9,974)                    (3,345)
               TOTAL FIXED ASSETS                             28,629                   30,104

  OTHER ASSETS
           Due from Masterpiece Medical                         81,000                     0
           CaduSys Software                                             53,309                     8,044
               TOTAL OTHER ASSETS                            134,309                  8,044

  TOTAL ASSETS                                                         177,908                 94,815

                                      LIABILITIES & STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:

           Bank overdraft                                                    418
           Accounts payable                                                176,116                    0
           Payroll taxes                                                        122,513                    26,917

              TOTAL CURRENT LIABILITIES                  299,047                   26,917

           Loans payable shareholders                                 203,552                 113,590

                                         TOTAL LIABILITIES           502,599                140,507



  STOCKHOLDER'S EQUITY:
          Common Stock, no par; $.001 stated value;
          50,000,000 shares authorized,
           10,778,394 and 10,200,000 shares issued       10,779                     10,565
           Paid in Surplus                                                    837,352                   825,928
          Accumulated Deficit                                            (1,172,822)           (882,185)

          TOTAL STOCKHOLDER'S EQUITY              (324,691)               (45,692)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY 177,908            94,815



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