Form 10-Q
period 1999-12-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-02-18
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended December 31, 1999

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

     As of December 31, 1999, approximately
2,384,730 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

     As of December 30, 1999, approximately
100,000 shares of the Registrant's Preferred
Stock, $.10 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

          SEE ATTACHED EXHIBIT 27,
FINANCIAL DATA      SHEET.

Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  The Company
     The Company was incorporated in 1983 under the laws of the State of Utah as Forward Electronics Corporation. In 1988 it was reorganized with United States Mining & Exploration, Inc.(USM) and changed its name at that time. Also in 1998 the Company acquired Ridge Rock Mining
Corporation which it subsequently dissolved.  During 1989 Rocky
Mountain Process Components was acquired. This company was also dissolved. Since 1990 the Company has had no operations, until the merger with Global Digital Information, Inc.(GDI) After the merger the Company changed its name to Global Digital Information, Inc. GLOBAL DIGITAL INFORMATION, INC. was incorporated June 25, 1997 in the State of Washington. The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. Some of the Company's products include office adaptations which use the personal computer to eliminate paper in the office filing system. With the merger of Masterpiece Technology Group (see Note 10), the Company adds additional software systems for physicians and an established distribution system. Also the Company now is a participating Medicare provider and billing service

     (b) Inventories - Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market and consist mainly of finished goods

     (c)  Fixed Assets
     Fixed Assets includes all property, plant and equipment. Furniture and fixtures, computer equipment and manufacturing equipment are stated at cost. They are be depreciated over their estimated useful lives of five to twenty years, as appropriate. Depreciation expense amounted $648,621 for the quarter ended December 31, 1999.

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
     *The Company has a note payable of $345,575.  Interest is payable monthly at the bank's prime rate (7.75% at December 31, 1998) plus 1%.  The line is collateralized by substantially all the assets of the Company as well as personally
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

Pursuant to a Resolution of the Board of Directors, a reverse split of 1 share for each 80 shares of common stock, occurred on June 1, 1999.

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


The Company has no income tax provision for the years ended March
31, 1998 and 1997 due to net operating loss carry-forwards.

The income tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 1999 is as follows:

     Federal net operating loss carry-forwards           $  1,172,822

     Total deferred tax asset                                        398,760
     Valuation allowance                                           (398,760)

     Net deferred tax asset                                    $        -0-

Upon implementation of SFAS No. 109 at April 1, 1993, the Company recorded a valuation allowance due to the uncertainty of utilization of net operating loss carry-forwards. The change in the valuation allowance for the year ended October 30, 1995 is as follows:

     Balance April 1, 1997                                     $    2,592
     Increase in non-utilization of net operating
       loss carry-forwards                                          396,168

     Balance, October 30, 1995                              $  398,760

At March 31, 1999, the Company had unused net operating loss carry-forwards for income tax purposes available to offset future taxable income, if any, as follows:

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

NOTE 11   ACQUISITION OF MAPLECREST, INC.

The Board of Directors approved the acquisition of Maplecrest, Inc., a Connecticut corporation, and such merger was completed in November, 1999.
The merger agreement called for the acquisition of all of the shares of Maplecrest, in return for the issuance of 1,900,000 shares of the Company. Although the merger became effective in November, 1999, shares of stock in the Company have not been issued to the shareholders of Maplecrest, due to a dispute with those shareholders. The Company believes that it will resolve the dispute with their shareholders in the first quarter of 2000.

NOTE 12   SHAREHOLDER SUIT:

Subsequent to the acquisition of Masterpiece Medical (see Note 10), one of the original shareholders of the Company requested the exercise of an option to purchase shares of the Company's stock. Management has refused to honor the option and it has been reported that the shareholder has sued for performance, although the Company has not yet been served. The Company's attorney has no opinion as to whether there will be a monetary impact from this suit, but believes that management will contest the suit vigorously.

NOTE 13   BANK SETTLEMENT:

In previous years Masterpiece Technology financed contracts with a bank for future receipt of income. During the current period the contractees have reneged on the contracts and the banks are due the amount of $1,141,133. The Company intends to settle this liability with the bank.

NOTE 14   EMPLOYEE BENEFIT PLANS

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

             Masterpiece Technology Group, Inc.
                         (Registrant)

Date                      /s/ Newell Crane
                              President