Form 10-K
period 2000-03-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-07-14
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

Form 10-K

(mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For fiscal year ended March 31, 2000

[] Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number: 000-22851

MASTERPIECE TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

91-179-3053
(I.R.S. Employer Identification Number)

455 Wards Corner Road, Suite 700
Loveland, Ohio 45140
(Address of Principal Executive Offices, including
ZIP Code)

       10655 NE 4th St, Suite 707
          Bellevue, WA 98004
           (Former address)

Registrant's telephone number, including area code:
 (513) 831-6647

Securities registered pursuant to Section 12(b) of the
Act:

Title of each class      Name of Each exchange on which registered
Common 			    National Association of Securities Dealers

Securities registered pursuant to Section 12(g) of the Act:
_________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [] No

Indiciate by check mark if disclosure of delinquent filers pursuant to Item 404 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K []

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2000 was approximately $___________________.

On March 31, 2000, approximately 5,672,416 shares of the Registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

 (1)  Financial Statements for March 31, 1998,
1999 and 2000

(2)  Except for the historical information
presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That
May Affect Future Results" under "Management's
Discussion and Analysis of Financial Condition and
Results of Operations" in the Company's 2000
Financial Statements, which is incorporated by reference in this Form 10-K.

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

      The Company

Masterpiece Technology Group (MTG) is a rapidly growing company that offers high-quality information management software products, hardware, and related services to the general business and medical fields. This is done by offering state-of-the-art technology coupled with an extraordinary set of product features and backing our systems with a high level of ongoing support. The Company aims for long-term relationships with each client, by providing them with a roadmap to improve their systems. This translates into on-going, additional purchases of more MTG products and services. The Company's goal is to become known as the premier company in our category. MTG's development goals are for continual and aggressive enhancement of the product with ever-increasing profitability.

MTG today is at the forefront of the digital information revolution. The Company now offers cutting-edge software in document management, electronic medical record systems, medical billing recovery systems, claims clearing house and Web-based records management products with a heavy emphasis on medical information management. The market is estimated to exceed $5 billion in total annual revenues according to company research.

As a player in one of the fastest growing information market sectors, Masterpiece expects to capture market share, brand recognition and vertical product integration. Masterpiece Technology Group offers a much-needed market response for end-to-end digital information management solutions within traditional and web-enabled platforms. The Company's wholly owned divisions (Maplecrest Software and Claims Direct) offer turnkey solutions for the document management industry including intranet publishing, medical digital information management, medical claims clearing house, physician office billing and many other applications.

Information is the lifeblood of all businesses and government organizations.
The sum total of what any organization has achieved is reflected, documented and accounted for in its records. Every organization must manage their records for a variety of reasons including regulatory compliance, legal protection, and internal information purposes. Records are here to stay and will always be required by our target market. Regardless of whether the information is digital or paper-based, Masterpiece is in an excellent position to provide technology to manage it.

A strategic focus of the Company is its ability to identify and acquire private companies with technologies and marketing mechanisms that work in concert with Masterpiece. Masterpiece's acquisition of Maplecrest and Claims Direct are the first steps along our path. With letters of intent to companies such as Townsend Medical Systems and others, we will build our technology portfolio as a powerful, robust fully web-enabled, global information solution for the next century. Masterpiece will continue to evaluate the acquisition and partnership of strategic companies, which will further enhance our market position.

        Background Information

       Masterpiece Medical commenced operations in 1983 and is a provider of comprehensive record information systems to the industry in general as well as to independent physicians, independent physician associations ("IPAs"), management service organizations ("MSOs"), physician practice management organizations ("PPMs"), managed care organizations and other providers of health care services in the United States. The Company develops, markets and supports the Company's record management systems, which addresses the financial, administrative, clinical and management needs of multiple marketplaces. The Company's system has been implemented in a wide variety of practice settings from small groups to Fortune 100 companies. The
Company also sells related hardware, implementation services and maintenance contracts. While the majority of its sales are North American in scope, the Company also sells internationally. Its customers are Fortune 1000 class companies and similar sized governmental entities.
The Company has over 300 accounts primarily in the manufacturing, medical, government, service, utilities and financial industries. While the Company's core market consists of records management software, the product can include such technologies as electronic document management and imaging. Application software for this rapidly growing industry is experiencing double-digit increases each year. This industry is driven by continued corporate investment in new technology.

        Global Digital Information, Inc. was founded by
Jeffrey Beneson to create a platform for growth through acquisition of the most promising technologies and products that lend themselves to the process of digital convergence and commerce.

        Products

EMR for Medical Practice Management
EMR is an electronic medical record-keeping software product. This product features a tab environment that uses drill down navigation and pen based or touch screen technology to perform all aspects of patient records management. The entire patient encounter is documented and managed through dynamic, customizable databases to build a seamless patient record. This system contains the same references that might be contained in publications or in a patient's chart, but it allows entry of data and organizes it in such a manner that the practitioner can recall it in a variety of formats. EMR is designed to replace the traditional paper-based medical records with an electronic system.
The user may also define guidelines and protocols that take into account health plan requirements and the providers' own experience and perspective. The exclusive visual builder feature allows the physician to create comprehensive problem lists and chart notes in seconds. Prescriptions can be filled, refilled and transmitted electronically improving speed, accuracy and legibility. The system not only automates routines, but also triggers events such as follow up care. It offers flexibility and reporting capabilities not found in other systems. By tracking and recording all key clinical data, the Maplecrest EMR system provides a complete and accurate view f treatment histories.

Maplecrest Custom Software
The Custom Software Division has designed and built healthcare applications for the past ten years. This group creates open architecture, single-site and network-wide healthcare solutions, utilizing a mix of custom software and integration of third party development. Projects range from simple web sites to complex multi-tier office network solutions, and increase productivity in such functions as clinical data communications, imaging, lab, pharmacy, peer review and outcomes analysis.
The Custom Software Division has assisted medical practices with a variety of solutions that include the automation of manual processes, converting legacy systems to state of the art client/server systems, deploying Remote Access Applications, providing automated data communications between sites, and extending Local Area based applications. The Custom Software Division has a team of certified developers that can deploy high-quality solutions with a wide variety of capabilities. Some of the development tools utilized include Visual Basic, Visual C++, and Oracle Designer 2000. Database design tools include Microsoft SQL Server, Oracle and MS Access. By linking people and healthcare partners through a secure intranet or extranet network, physicians and providers can share medical information and knowledge electronically, rather than using telephone messages, paper forms and couriers. Labs, authorizations, prescriptions and consultations can be forwarded, annotated and filed electronically. While reducing costs and increasing productivity, the Maplecrest network solution also empowers the provider to improve the quality of patient care. By designing Internet, intranet and extranet solutions, we've introduced our clients, large and small, to the next level of healthcare technology. Through this technology providers are able to realistically extend and broaden communications among themselves, their partners and with their patients 24 hours per day
 .
DocPrep Studio
DocPrep Studio is a document publishing solution designed to revolutionize the way documents are published and communicate with customers. DocPrep Studio is much more than a standard document publishing software program. It's an innovative system designed to create the most professional and highly personalized customer communication materials. It allows you to respond quickly to customer needs by automatically publishing and distributing documents anywhere in your organization. DocPrep Studio is a software solution that can adapt to your ever-changing business environment and can respond quickly while saving you money.
Today, a real competitive advantage lies in efficient document publishing that can improve customer communications while reducing costs. Now more than ever, timely and personalized communication with your customers is critical to the success of your business.

Claims Direct & Retrobill
Claims Direct, Inc. (CLDI) provides proprietary electronic data interchange ("EDI") services for insurance claims and patient statements originating in healthcare facilities. These services assist physicians and hospitals by improving cash flows and by reducing administrative costs and burdens. The Company's customers range in size from large hospital systems with multiple facilities to single doctor offices. Claims Direct acquired Medical Records Concepts, Inc. in January of 1997 as a wholly owned subsidiary, and integrated its hospital revenue enhancement service, known as "Retrobill" into Claims Direct's healthcare EDI services. Claims Direct has provided revenue enhancement services to over 117 hospitals throughout the United States. CLDI has clients from both completed and active revenue enhancement contracts (Retrobill) in 16 states, with hospitals ranging in size from 15 beds to 870 beds.

Claims Direct, Inc. provides all of its services through the application of its proprietary database software. This service allows for many data editing, data reporting, and data enhancements for customer's medical claims rather than just using a typical printed claims reformat process to achieve an electronic claim transmission. Claims Direct maintains a 24-hour, 7 days per week dial in service for the receipt of customer claims and statements via toll free 800 numbers nationwide. This service operates from a secure bulletin board system with private phone lines within the company's headquarters. The company also offers a "retrieval" service to dial into a provider's office computer after hours and retrieve data to produce payment ready claims and statements electronically. The proprietary ClaiMaster(tm) software for HCFA-1500 claims editing and its companion UB-92 claims editor are available to customers, as well as a licensed UB-92 claims editor designed for on-site use in hospital billing departments. The services are not restricted to PC Desktop computers or Windows Operating Systems. The company successfully receives and/or retrieves claims and statements from other systems ranging from the DEC Micro PDP-11 to a hospital mainframe multi-facility computer network, and a large regional billing office for a national provider of health rehabilitation services. The edit results from applying database techniques to claims editing results in a variety of management reports and graphs for customers which may also be facility specific. Multi-facility Hospital System Specific Edits can be based upon individual Group Numbers or Rendering physician PIN numbers. Management reports in the form of Graphs, Charts, and Summaries are also prepared from the Claims Direct database report generating software. Mid-level management at our customer locations may utilize more detailed summary reports prepared by Claims Direct such as the "Top Ten Edit Results" each month. Operations supervisors at our customer sites use Top Ten, Summaries, and claim by claim detail reports to identify and improve trends in coding and billing. Trend analysis is also available for each state in a multi-state customer operation, or for each doctor within a multi-doctor practice. The reports may be reformatted to provide patient encounter data, or payor and utilization data. Unique Out-Bound claim formats are also utilized by Claims Direct to provide for the maximum number of electronic claims submissions. Claims Direct interchanges certain claims with regional clearinghouses and receives a portion of the remuneration paid by the carriers (payors) to the clearinghouse for clean electronic claims.

CLDI's Retrobill service provides for the creation of medical insurance claims for patient services not previously billed. The services eligible for Retrobilling have been overlooked, and are known as "Lost Charges." Retrobill does not include the re-submission of a claim sent previously to any insurance carrier, Medicare, or other payer. Lost charge items found during a Retrobill analysis may range from an all inclusive 10 day patient stay in a hospital to a single billing code referring to a "professional component" for service in the Emergency Room. The average hospital bills approximately $50,000,000 annually. The range of overlooked charges often range from 1% to 5% of total hospital billing. CLDI estimates that the range of unbilled charges available for its Retrobill service averages from $500,000 to $2,500,000 per hospital. The Retrobill process begins with a sampling of medical records and claims covering a selected 30-day period. Data analysis is also run when available, to compare the use of certain billing codes in relation to commonly used billing code combinations. Retrobill claims are produced by utilizing contracted medical coding and billing companies to prepare a set of claims. The claims are electronically transferred into the claims editing computers at the Claims Direct headquarters office. When received, the claims are electronically analyzed for completeness of information, proper codes, and numerous combinations of billing criteria known to cause a claim either to pay on first submission or to be rejected by the insurance payer. Claims edits at CLDI now include over 11,000 "edits," emphasizing carrier specific "deep" edits. Each claim must pass all applicable edits before it is released electronically from the Claims Direct main server (computer) to the appropriate payer in the manner acceptable to that payer.

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

        Financial Information about Industry
Segments, Backlog, etc.

        The financial statements required by this item are included in the Company's 2000 Financial
  Statements and are incorporated by reference.

  Item 2.  Properties

        The Company's executive offices are
located in Loveland, Ohio. The Company has a sales/development office located in Danbury, Connecticut, which creates and promotes the software products. A customer support and product testing office is located in Jacksonville, Florida.

  Item 3.  Legal Proceedings

       Apparently a lawsuit has been filed against the Company by a shareholder, Russell Koch, for enforcement of an option agreement. Management has not seen this lawsuit and cannot therefore comment on its content or validity, but intends to vigorously defend against the allegations.

  Item 4.  Submission of Matters to a Vote of
Security Holders

        The following matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended March 31, 2000:

  Date and Type of Meeting

       No matters were voted on during the fourth quarter of the Company's fiscal year.

               PART II

  Item 5.  Market for Registrant's Common Equity
and Related Stockholder Matters

       The Company is currently trading, OTC, on the National Association of Securities Dealers, with the high bid at $4.25 per share and the low bid of $1.25 per share during the last quarter. Additional information required by this item may be found in the Company's 2000 Financial Statements and is incorporated herein by reference.

  Item 6.  Selected Financial Data

       The information required by this item is set forth in the Company's 2000 Financial Statements and is incorporated herein by reference.

  Item 7.  Management's Discussion and Analysis
of Financial Condition and Reports of
Operation

       The information required by this item is set forth in the Company's 2000 Financial Statements and is incorporated herein by reference.

  Item 8.  Financial Statements and Supplemental
Date

     The consolidated financial statements
required by this item are included in the Company's
2000 Financial Statements and are incorporated by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Company's
2000 Financial Statements are not to be deemed filed as part of this Form 10-K Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included in the Company's 2000 Financial
Statements and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein.

  Item 9.  Changes in and Disagreements with
Accountants on Accounting Financial Disclosure

The Company retained the services of the accounting firm of Von
Lehman on May 8, 2000.  The information pertaining to this action
And required by this item is available in the Company's 8-K report, Filed May 15, 2000, and amendments thereto.

              PART III

  Item 10.  Directors and Executive Officers of the
Registrant

Newell D. Crane, B.S., M.B.A., Ph.D.
Chief Executive Officer
Mr. Crane brings 29 years of experience in the medical field ranging from pharmaceuticals to clinical software. In 1969, Mr. Crane began his career with Searle Pharmaceuticals as a medical sales representative in Beverly Hills, California. Over the next 16 years with Searle, Mr. Crane held positions in hospital sales, medical training, drug utilization and analysis, and field sales management responsible for the mid-west. While still with Searle Pharmaceuticals and as part of a drug research project, Mr. Crane joined the Pharmacy Department at the University of Cincinnati as assistant professor of Pharmacy with responsibility for research grants and graduate studies at the Masters and Doctorate level for Business & Pharmacy. In 1984, Mr. Crane founded Del Crane Medical Corporation, a company that provides billing services and medical supplies to patients in nursing homes. Del Crane has provided product, billing services and clinical software to over 1,000 nursing homes in the US. In 1994, Mr. Crane founded Masterpiece Medical to provide clinical software to the physician marketplace. In 1997 Masterpiece Medical acquired control of Del Crane Medical and the companies now operate as one, with Mr. Crane serving as President & CEO.

Jeffrey H. Beneson
Vice President Investor Relations, Masterpiece Technology Group
Founder of Global Digital Information, Inc., has served as COB, CEO, President and a Director since inception. Mr. Beneson has an extensive background in business development and merchant banking, serving as a Manager for Emmett Larkin Co., (NASD member firm) of San Francisco. Formerly Mr. Beneson worked in top management with various national advertising and manufacturing concerns including Careff Paint & Chemical and Stewart Oxygen Service. Mr. Beneson attended San Fernando Valley College majoring in Marketing.

Rick Gressett, B.S.
President, Maplecrest Professional Services Division
Mr. Gressett graduated from Eastern Nazarene College in 1979 with a Bachelors of Science in Math. That same year he joined the Information Systems Group at Union Carbide Corporation where he received extensive management training and exposure to a multitude of systems projects. In 1986, Mr. Gressett left to start a consulting division at a small PC company. While there, he oversaw the development of several large-scale client server systems and managed several systems consulting engagements for such companies as Merrill Lynch, GE Capital and IBM. In 1990 he bought the consulting division and formed Maplecrest Software.

David A. Losiewicz
Vice President - Director Research and Development, Medical Division
Mr. Losiewicz has been invaluable in the development of all billing and documentation aspects of the Masterpiece Medical program and to Del Crane Medical's billing service systems by lowering costs and increasing revenues for the Company and its clients in several areas. He created the Masterpiece Service Representative Procedure Manual, documentation systems, and training program for field representatives to establish national consistency and efficiency in billing.

Margaret Crane, B.S., M.B.A.
Vice President, Masterpiece Technology Group
Having exhaustively researched medico-legal cases to determine the importance of clinical documentation, Mrs. Crane designed Masterpiece to conform to practice guidelines and specific medico-legal and clinical compliance issues most frequently addressed by medical practices.

Fredrick "Rick" M.  Kelley, Jr.
Vice President Claims Direct
Mr. Kelley has over 20 years of experience in corporate and medical practice management. For the past thirteen years he has been directly involved in bringing new products to the medical profession and has overseen the installation of practice management software in over 150 physician offices. Mr. Kelley has also designed a new service to electronically transfer medical billing statements from hospitals and physician offices to a large volume print facility at US West Communications.

  Item 11.  Executive Compensation

       Other than information provided in the
Company's 2000 Financial Statements incorporated
  herein, executive officers and directors have received no other compensation.

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

               PART IV

  Item 14.  Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K

	Financial Statements:

















MASTERPIECE TECHNOLOGY GROUP, INC.

FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

March 31, 2000










	MASTERPIECE TECHNOLOGY GROUP, INC.
	TABLE OF CONTENTS



												PAGE

Independent Auditors' Report

Financial Statements

	Balance Sheets									                                    1

	Statements of Income								                               2

	Statements of Stockholders' Equity						                   3

	Statements of Cash Flows							                            4

	Notes to the Financial Statements						                    5-13

Supplemental Information

	Division Balance Sheets								                            14

	Division Statements of Income (Unaudited)					             15















	INDEPENDENT AUDITORS' REPORT


Directors and Officers
Masterpiece Technology Group, Inc.


We have audited the accompanying balance sheets of Masterpiece Technology Group, Inc. as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Masterpiece Technology Group, Inc. (formerly Global Digital Information, Inc.) as of March 31, 1999 and for the years ended March 31, 1999 and 1998, were audited by other auditors whose report dated November 8, 1999 on those statements included an explanatory paragraph that described the fact that the Company had suffered recurring losses from operations and has a working capital deficiency.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

During the year the Company acquired three companies through merger. The records of these companies had never been audited. Proper documentation of various transactions were not always available. Because of these inadequacies in the accounting records of these acquired companies, we are unable to form an opinion regarding the statement of income, statement of cash flow and statement of stockholders' equity for the year ended March 31, 2000.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Masterpiece Technology Group, Inc. as of March 31, 2000, in conformity with generally accepted accounting principles.


Masterpiece Technology Group, Inc.
Page Two



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a substantial operating loss for the year and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Fort Mitchell, Kentucky
July 7, 2000


MASTERPIECE TECHNOLOGY GROUP, INC.
BALANCE SHEETS


ASSETS

                                                      										March 31
                                              									--------------------------
                                              									2000			             1999
Current Assets
	Accounts Receivable					                              $  447,491		          $14,800
	Other Current Assets					                                303,531		              170
	Notes Receivable - Current                         				_________		         ________
	Total Current Assets	                                				751,022           		14,970
                                               									_________	          ________

Property and Equipment
	Building and Improvements				                            257,786		                -
	Equipment, Furniture and Fixtures			                     834,787		            38,603
	                                               								_________		          ________
	                                               								1,092,573		            38,603
	Less Accumulated Depreciation				                        680,368		             9,974
                                               									_________		          ________
		Total Property and Equipment			                         412,205		            28,629
                                               									_________		          ________
Other Assets
	Due from Masterpiece Medical				                               -         			  81,000
	Capitalized Software Cost				                          6,532,125		            53,309
	Deposits and Other Assets				                             29,774		                 -
                                               									_________		          ________
		Total Other Assets			                                	6,561,899          		 134,309
                                               									_________		          ________
		Total Assets					                                    $7,725,126		          $177,908
                                               									=========          		========

					LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
	Bank overdraft		                                      				72,720                		418
	Current Portion of Mortgage Note			                        1,131	                 		-
	Notes Payable - Banks					                             1,491,428                    -
	Notes Payable - Officers and Related Parties	          1,402,375		                  -
	Notes Payable - Others					                            1,247,171		                  -
	Capital Lease Obligations - Current			                    49,048	  	                -
	Accounts Payable						                                 1,096,824 	            176,116
	Accrued Expenses						                                 1,153,610		            122,513
                                               									_________		            ________
		Total Current Liabilities			                          6,514,307		            299,047
                                               									_________		            ________

Long-Term Liabilities
	Mortgage Payable - Bank (Less Current Portion)	          150,550		                  -
	Notes Payable - Shareholders				                               -			           203,552
	Capital Lease Obligations (Less Current Portion)          35,842		                  -
		                                               							_________		            ________
		Total Long-Term Liabilities			                          186,392		            203,552
                                               									_________		            ________

Stockholders' Equity
	Common Stock, No Par Value; 50,000,000 Shares
 Authorized 5,672,416 in 2000 and 220,148 in 1999,
 Issued and Outstanding	                                    5,672			            10,779
	Paid-In Capital						                                  7,698,043		            837,352
	Accumulated Deficit					                              (6,679,288)	         (1,172,822)
                                              									___________		        ___________
		Total Stockholders' Equity			                         1,024,427	            (324,691)
	                                              								___________	        	___________
		Total Liabilities and Stockholders' Equity	          $7,725,126		           $177,908
                                              									===========		        ===========




See auditors' report and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.
STATEMENTS OF INCOME



                                                  									Years Ended March 31
                                             								--------------------------------
                                             								(Unaudited)
                                             								2000		           1999		     1998
                                           								--------	        --------   --------
Sales								                                      $  263,902	      $  -		     $  -
Cost of Sales						                                   259,994	         -		        -
                                             								--------	      --------	  --------
	Gross Profit				 	                                     3,908		        -		        -
Other Revenue						                                 1,012,128	       182,555 	   65,737
                                             								--------	      --------	  --------
Operating Profit Before
	Administrative Expenses				                        1,016,036	       182,555	    65,737
                                             								--------	      --------	  --------
Administrative Expenses
	Payroll, Fees, Taxes and Related Benefits	           992,053       	310,254	   304,835
	Rent							                                          303,409	        22,101	    13,120
	Interest Expense					                                152,536	         7,396		    -
	Professional Fees					                               455,196	         -		        -
	Depreciation					                                     72,075	         6,630   		 3,345
	Amortization					                                    113,552			       -          -
	Utilities and Telephone				                          115,296	        43,807	    30,976
	Travel and Entertainment			                           63,473	        36,574	    28,009
	Other							                                         221,355	        46,430	   126,925
                                             								--------	      --------	  --------
		Total Administrative Expenses		                   2,488,945	       473,192	   507,210
                                             								--------	      --------	  --------
	Loss from Operations				                          (1,472,909)	     (290,637)  (441,473)

Other Income and (Expenses)				                       282,299	         -		        -
                                             								--------	      --------	  --------
	Loss Before Taxes					                            (1,190,610)	     (290,637)  (441,473)

Income Taxes						                                      -		            -		        -
                                             								--------	      --------	  --------
Net Loss					                                     $(1,190,610)     $(290,637) $(441,473)
                                             								========	      ========	  ========
Net Loss Per Share                                $     (.039)     $   (1.37) $   (3.50)

See auditor's report and accompanying notes.

MASTERPIECE TECHNOLOGY
STATEMENTS OF STOCKHOLDERS' EQUITY



                                      					Common	    Common	     Paid in	    Accumulated
                                      					Shares	    Stock		     Surplus	    Deficit
                                      					--------	  --------	   --------	   -----------
Balance, March 31, 1997		                  $ 491,314	 $     491	  $ 441,169	  $ (440,712)
Stock Split				                              491,314	       492		      (492)		         -
Shares Issued for Cash		                     440,962	       441		    52,059	           -
Common Shares Issued in Exchange
	For Consulting		                            276,410	       277		         -		          -
Shares Issued for Acquisition Rights	      8,044,150	     8,044		         -		          -
Shares Issued for Cash		                     787,244	       787		   333,192 	          -
Net Loss				                                       -		        -		         -		   (441,473)
                                       					--------	  --------	   --------	   -----------

Balance, March 31, 1998		                 10,531,394      10,532	    825,928	    (882,185)
Shares Issued			                             247,000	        247		    99,324	           -
Less:  Expenses of Issuing
	Common Stock		                                    -		         -		   (87,900)	          -
Net Loss				                                       -		         -		         -		   (290,637)
                                       					--------	   --------	   --------	  -----------

Balance, March 31, 1999		                 10,778,394 	    10,779	    837,352	   (1,172,822)
Activity for the Year Unaudited
	Reverse Stock Split	                    (10,747,413)    (10,749)	         -		           -
	Merger of GDI and Masterpiece Medical
  and Del Crane	Medical		                  1,900,000	      1,900		 2,125,229	   (4,315,856)
	Common Shares Issued in Exchange
		For Consulting	                          1,340,670	      1,341		   652,197	            -
	Acquisition of Maplecrest	Software		      1,850,765	      1,851		 3,121,315	            -
	Acquisition of Claims Direct			             550,000	        550		   961,950	            -
 Net Loss			                                       -		         -		         -		  (1,190,610)
                                       					--------	   --------	   --------	   -----------

Balance, March 31, 2000		                 $5,672,416	     $5,672	 $7,698,043	   $(6,679,288)
                                     					==========	   ========	 ==========	   ============



See auditors' report and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.

STATEMENTS OF CASH FLOWS

                                          																		Years Ended March 31
                                  															---------------------------------------------
                                  															(Unaudited)
                                        									2000				          1999				        1998
                                  															------------ 		   -----------		   -----------
Cash Flows From Operating Activities
	Net Loss										                              $(1,190,610)	     $ (290,637)		   $ (441,473)
	Reconciliation of Net Loss with
		Cash Flows from Operations
			Depreciation									                              72,075			         6,630				       3,345
			Amortization									                             113,552			             -					          -
			Stock Issued for Services					                    653,538			             -					          -
			Changes in
				Accounts Receivable						                         77,800			         5,500				     (20,300)
				Other Current Assets						                       289,713			          (170)				          -
				Deposits and Other Assets				                    (19,864)			            -					          -
				Accounts Payable							                          130,769			       176,116			            -
				Accrued Expenses							                          (83,331)			       95,596			       26,917
                                    															----------		       ----------		   --------

	Cash Provided (Used) by Operations			                43,642			       (6,965)		     (431,551)
                                    															----------		       ----------		   --------

Cash Flows from Investing Activities
	Acquisition of Property and Equipment		             (90,584)		       (50,419)			     (33,449)
	Capitalized Software Costs						                   (171,022)	              -					          -
	Payments of Notes Receivable					                    81,000		        (81,000)			           -
                                    															----------		      ----------		    --------

		Cash Used by Investing Activities		               (180,606)	       (131,419)		      (33,449)
                                    															----------		      ----------		    --------

Cash Flows From Financing Activities
	Increase in Bank Overdraft					                     (56,596)		           418					          -
	Increase in Notes Payable						                     237,428		         89,962			      113,590
	Payments on Capital Lease Obligations		             (43,868)		             -					          -
	Sale of Common Stock, Net of Cost			                      -				       11,637			      387,737
                                    															----------		      ----------		    --------

		Cash Provided by Financing Activities	             136,964		        102,017		       501,327
                                    		 												----------		      ----------		    --------

		Net Change in Cash						                                 -     					(36,367)		       36,367
                                   															----------		       ----------		    --------

Beginning Cash Balance						                               -						     36,367		             -
                                   															----------		       ----------		    --------

		Ending Cash Balance						                       $        -					    $      -					   $ 36,367
                                   															==========		     ==========		      ==========



See auditors' report and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - ACCOUNTING POLICIES

The Company

The Company was incorporated in 1983 under the laws of the State of Utah as Forward Electronics Corporation. In 1988, it was reorganized with United States Mining & Exploration, Inc. (USM) and changed its name at that time. Also, in 1998, the Company acquired Ridge Rock Mining Corporation which it subsequently dissolved. During 1989, Rocky Mountain Process Components was acquired. This company was also dissolved. Since 1990, the Company has had no operations until the merger with Global Digital Information, Inc.

In 1999, the Company acquired Masterpiece Medical, Inc. and Del Crane Medical, Inc. Masterpiece Medical is a Delaware corporation and Del Crane is an Ohio corporation with software programs and billing capability that compliment the CaduSys medical records program offered by the Company. The merger was completed effective June 22, 1999 by issuance of 2,150,000 shares of stock to the stockholders of Masterpiece Medical, Inc. The merger was accounted for as a pooling of interests under APB No. 16. The Company changed its name to Masterpiece Technology Group, Inc. (MPTG).

The Company acquired Maplecrest Software, a Connecticut corporation, on November 18, 1999. This business combination was accounted for as a purchase under APB No. 16.

The Company acquired Claims Direct on March 30, 2000. This business combination was accounted for as a purchase under APB No. 16.

Business Activity

The Company designs, develops, markets and supports medical document management systems and personal productivity software which facilitates the recording, imaging, manipulation, distribution and storage of paper-based medical information on personal network computers. The Company has acquired "CaduSys Medical Record" a client/server clinical information software package that collects and stores patient data during the creation of the clinical narrative. It is sold to health care organizations including, but not limited to, single and multi-doctor practices, clinics, health care organizations and small hospitals. Some of the Company's other products include office adaptations, which use the personal computer to eliminate paper in the office filing system.



NOTE 1 - ACCOUNTING POLICIES (Continued)

Accounts Receivable

No allowance for bad debts has been provided since management expects no material losses.

Fixed Assets

Furniture and fixtures, computer equipment are stated at cost. They are being depreciated over their estimated useful lives of five to twenty years, as appropriate.

Maintenance and repairs are charged to operations when incurred. Significant betterments and renewals are capitalized. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

Use of Estimates

The process of preparing the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Certain estimates related to unsettled transactions and events as of the date of the financial statements. Other estimates relate to assumptions about the ongoing operations and may impact future periods. Accordingly, upon settlement, actual results may differ from estimated amounts.

Advertising

Advertising costs are charged to operations when incurred.

Amortization

Capitalized software costs are amortized over fifteen years using the straight-line method. Capitalized software costs are stated net of accumulated amortization of $630,570 as of March 31, 2000.


NOTE 1 - ACCOUNTING POLICIES (Continued)

Profit Sharing

The Company has a defined contribution 401(k) plan that covers substantially all of its employees. Company contributions to the plan are discretionary and no contributions by the Company were made in 2000. By its nature, the plan is fully funded.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, its working capital is in a deficiency. At March 31, 2000 current liabilities exceeded current assets by $5.8 million.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which is dependent upon the Company's success of its future operations.

Management believes that actions presently being taken to revive the Company's operating and financing requirements provide the opportunity for the Company to continue as a going concern. Some of these steps include:

a. Upon acquisition of Maplecrest Software by MPTG, a debt was incurred due to past salary owed to three of the founders of Maplecrest. An agreement has been reached between Masterpiece and these individuals for full settlement for all past due salaries arising for all periods between January 1, 1999 and May 1, 2000 by issuing to those individuals free trading stock in MPTG, as soon as those shares are registered. There will be 111,200 shares of free trading stock issued to satisfy $278,000 of salaries that are shown as a liability on the balance sheet at March 31, 2000. This transaction is expected to occur in the fiscal year ended March 31, 2001.

b. Upon acquisition of Maplecrest Software by MPTG, a debt was incurred resulting from past unpaid payroll taxes and other bank and vendor debt. Three of Maplecrest founders have agreed to sell off their personal stock to satisfy approximately $992,000 in past debt. This transaction is expected to occur in the fiscal year ended March 31, 2001. The agreed-upon debt is shown below:

                		Internal Revenue Service	              $600,000
                		Various Bank Debt	                      162,000
                		Equipment Leases	                        57,000
                		Various Credit Card Debt	               173,000

NOTE 2 - GOING CONCERN (Continued)

c. MPTG has a current bank debt incurred over the past three years of approximately $980,000 from past lines of credit. MPTG has recently turned over 800,000 shares of insider stock as collateral to this bank debt and the bank has agreed to accept the stock and sell it to make payments towards the loans. As this stock can be sold to make payments towards this debt, it will be.


NOTE 3 - CASH AND CASH FLOW INFORMATION

At various times throughout the year, the Company may have cash in certain financial institutions in excess of insured limits.

For purposes of the cash flows statement, cash includes cash on hand and in checking accounts.

Cash paid for interest was $18,347 for 2000.

The Company had noncash financing and investing transactions as follows:

                                            					March 31,
                                              					2000
		Common stock issued for services
			performed or to be performed 		                $  653,538

		Common stock issued for mergers
			Accounted for as a purchase:
     			Maplecrest		                              $ 3,123,166
        Claims Direct		                           $   962,500


NOTE 4 - MERGER AND REORGANIZATION

Effective November 11, 1997 the Company U. S. Mining & Exploration, Inc. (USM) pursuant to a Reorganization Agreement (the "Plan") with Global Digital Information, Inc.(GDI) USM was acquired in a "reverse acquisition" and the shareholders of GDI became the major shareholders in USM. The "Plan" as approved by the Board of Directors provided for a 2 for 1 split of the then owned shares of the USM, the issuance of additional shares (440,962) for cash ($52,500), and 276,410 shares issued for services rendered by officers and directors of the Company. As part of the "Plan" the shareholders of GDI were issued an additional 8,044,150 shares. The then existing Board of Directors
(USM) resigned and was replaced by directors from GDI.

The acquisition has been accounted for as a "Pooling of Interests" as per APB No
16. Since GDI came into existence on June 25, 1997, its results of operations have been included in these financial statements. No adjustment is made to prior years presented because GDI was not in existence at that time.


NOTE 4 - MERGER AND REORGANIZATION (Continued)

On June 22, 1999, Masterpiece Technology Group, Inc. (formerly Global Digital Information, Inc.) merged with Masterpiece Medical and Del Crane Medical, with 1,900,000 shares of stock going to the shareholders of Masterpiece Medical.
This was accounted for using the pooling of interest method under APB No. 16. The balance sheet as of March 31, 2000 includes the accounts of Masterpiece Medical and Del Crane Medical. The activity for the entire year ended March 31, 2000 is included in the statement of income. Activity for 1999 and 1998 is not available and, therefore, not included in the income statements for these two years.

On November 18, 1999, Maplecrest Software Development, Inc. was acquired by MPTG
by issuing 1,850,765 shares of MPTG to the shareholders of Maplecrest.    The
cost of acquisition was $3,123,166 (using a value as of the date of acquisition of $1.6875 per share), and resulting in an increase in the valuation of Maplecrest's capitalized software cost of $3,680,877, which is being amortized over 15 years. This was accounted for using the purchase method under APB No.
16. The balance sheet as of March 31, 2000 includes the accounts of Maplecrest, but the income statement only includes activities from the date of merger (November 18, 1999) through year end.

On March 30, 2000, Claims Direct, Inc. was acquired by MPTG by issuing 550,000 shares of MPTG to the shareholders of Claims Direct. The cost of acquisition was $962,500 (using a value as of the date of acquisition of $1.75 per share). This purchase price did not result in any goodwill or other increase in intangible assets. This was accounted for using the purchase method under APB No. 16. The balance sheet as of March 31, 2000 includes the accounts of Claims Direct, but the income statement does not include any activity since the merger date was March 30, 2000.

The following summarized proforma (unaudited) information assumes the acquisition had occurred on April 1, 1999.

                                                  					Year Ended
                                                					March 31, 2000

		Sales		                                             $ 3,348,173

		Net Loss		                                          $(1,967,324)


NOTE 5 - NOTES PAYABLE

The Company has several unsecured notes payable to officers and related parties. The notes bear interest at rates ranging from 5.50% to 8% and are due on demand. Interest expense on these notes was $67,535 for the year ended March 31, 2000.

The Company has several unsecured notes payable to various individuals. These notes bear interest at rates ranging from 8% through 12% and are currently due.

The Company has several notes payable to banks. The notes are secured by general assets of the Company. These notes bear interest at rates ranging from 8.5% through 10.5% and are currently due.
NOTE 5 - NOTES PAYABLE (Continued)

                                                              	2000
Mortgage Loan Payable

The Company has a mortgage loan
payable with an interest rate of 8.5%, the
final balloon payment of which is due
December, 2026.	                                           $151,681

  Less Current Portion	                                       1,131

    Long-Term Portion	                                     $150,550


The remaining maturities on the mortgage note payable are as follows:

                           	Year Ended
                            	March 31,

                              	2001	             $    1,131
                              	2002	                    109
                              	2003	                    128
                              	2004	                    137
                              	2005	                    150
                           	Thereafter	             150,026
		                                                  -------
                                                 		$151,681
                                                    =======

NOTE 6 - CAPITAL LEASE OBLIGATIONS

The Company leases equipment under several capital lease obligations. They will expire on various dates ranging from July, 2000 through June, 2005. The assets and accumulated depreciation under capital leases at March 31, 2000 are as follows:

                          	Equipment	                   $167,698
                          	Accumulated Depreciation	     (83,472)
                                                        ---------
                                                      		$ 84,226
                                                        =========

NOTE 6 - CAPITAL LEASE OBLIGATIONS (Continued)

Minimum future payments under the capital lease obligations are as follows:

                	Year Ended
                 	March 31,

                   	2001	                        $  60,858
                   	2002                           	31,122
                   	2003	                            5,885
                   	2004	                            2,898
                   	2005	                              724
                                                 ---------
          	Total Payments	                         101,487

          	Interest Portion of
          	  Minimum Payments	                     (16,597)
                                                   --------
          	Present Value of Capital
         	  Lease Obligations	                      84,890

          	Less Current Portion	                    49,048
                                                    ------
          	Long-Term Portion	                      $35,842
                                                    ======

The interest rates are based on the imputed rate of return and range from 10.3% to 30.1%.


NOTE 7 - ADVERTISING EXPENSE

Advertising expense was $16,222 for the year ended March 31, 2000.


NOTE 8 - INCOME TAXES

The Company has no income tax provision for the years ended March 31, 2000, 1999 and 1998 due to net operating loss carryforwards.

The income tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 2000 is as follows:

      	 Federal net operating loss carryforwards          	$ 773,296

      	 Total deferred tax asset  	                          773,296
      	 Valuation allowance                      	          (773,296)

       	 Net deferred tax asset       	                    $       -

NOTE 8 - INCOME TAXES (Continued)

The Company records a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended March 31, 2000 is as follows:

       	Balance April 1, 1999		                             $398,760
       	Increase in Non-Utilization of Net Operating
         	  Loss Carryforwards                               374,536
                                                             -------
       	Balance, March 31, 2000            	                $773,296
                                                             =======
At March 31, 2000, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

        	Expiring In

           	2008	                  $     17,000
           	2013	                       567,000
           	2014	                       589,000
            2020	                     1,101,400	(a)

(a) The Company's tax returns are filed through 1997. Due to net operating losses no tax should be due. These loss carryforwards are estimated based upon preliminary review of tax filings.


NOTE 9 - SHAREHOLDER SUIT

Subsequent to the previously disclosed merger, one of the original shareholders of the Company requested the exercise of an option to purchase shares of the Company's stock. Management has refused to honor the option and it has been reported that the shareholder is going to sue for performance. The Company's attorney's opinion is that any monetary impact from this suit to the Company would be insignificant.


NOTE 10 - LEASE COMMITMENTS

Facilities

The Company leases one of its premises from an unrelated entity. The lease expires in December, 2004. Under the agreement, the Company pays a monthly base rent plus a portion of the building's operating expenses. The Company's building lease expense was $224,263 for the year ended March 31, 2000.



NOTE 10 - LEASE COMMITMENTS (Continued)

Equipment

The Company leases equipment under several noncancellable operating leases. The leases expire on various dates from December, 2000 through June, 2002. The Company's equipment lease expense was $19,611 for the year ended March 31, 2000.

Minimum future annual rental payments under the noncancellable leases are as follows for the years ending March 31:

                                            Building       	Equipment
                                            		Rent	           Lease	     Total

                   	2001	                $  233,916	       $24,957	   $  258,873
                   	2002	                   243,180	        19,773	      262,953
                   	2003	                   252,444	         7,074	      259,518
                   	2004	                   261,708	             -	      261,708
                   	2005	                   201,492	             -	      201,492
                 	Thereafter	                     -	             -	            -

                                         $1,192,740	       $51,804	   $1,244,544


NOTE 11 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount for the year ended March 31, 2000 is based upon the average outstanding shares of the Company. Earnings (loss) per share has been restated for prior years to reflect the effect of the reverse stock split.

The average number of shares outstanding was 3,068,397, 212,531 and 126,046 for the years ended March 31, 2000, 1999 and 1998, respectively.



















SUPPLEMENTAL INFORMATION









MASTERPIECE TECHNOLOGY GROUP, INC.
DIVISION BALANCE SHEETS

                                                       								March 31, 2000
                          				          ------------------------------------------------------------------------
                                                        						Claims
                                    				Masterpiece	          Direct		        Maplecrest	     Total
                        						          --------------	       -------------	  ---------------	------------------
Current Assets
	Accounts Receivable			                 $ 17,399	             $ 165,793	      $ 264,299	      $ 447,491
	Other Current Assets			                 300,120	                     -		         3,411		       303,531
                        						          --------------	       -------------	  ---------------	------------------
Total Current Assets				                 317,519	               165,793	        267,710	        751,022
                                  						--------------	       -------------	  ---------------	------------------
Property and Equipment
	Buildings and Improvements		                  -		                     -		      257,786	        257,786
	Equipment, Furniture and Fixtures	      130,185	                 86,658	  	    617,944	        834,787
                                  						--------------	       -------------	  ---------------	------------------
                                   						130,185	                 86,658		      875,730	      1,092,573
	Less Accumulated Depreciation	           87,017		                47,192		      546,159	        680,368
                                  						--------------	       -------------	  ---------------	------------------
		Total Property and Equipment            43,168	                 39,466		      329,571	        412,205
                                  						--------------	       -------------	  ---------------	------------------
Other Assets
	Due from Masterpiece Medical	                 -		                     -		            -		             -
	Capitalized Software Cost		              63,460		             1,231,664	     5,237,001	      6,532,125
	Deposits and Other Assets		              23,839		                 4,017		        1,918		        29,774
                                        --------------        -------------   --------------- ------------------
		Total Other Assets		                    87,299		             1,235,681	     5,238,919	      6,561,899
                                  						--------------	       -------------	  ---------------	------------------
		Total Assets			                      $ 447,986	            $ 1,440,940	   $ 5,836,200	     $7,725,126
                                 						===============	       =============	================= ==================

		LIABILITES AND STOCKHOLDER'S EQUITY

Current Liabilities
	Bank Overdraft			                      $ 93,436	              $ (18,631)	  $    (2,085)	    $   72,720
	Notes Payable - Banks		               1,014,796	                      -		      477,763	      1,492,559
	Note Payable - Officers and
     Related Parties                   1,218,475	                 34,500	       149,400	      1,402,375
	Notes Payable - Others		                889,398	                113,965	       243,808	      1,247,171
	Capital Lease Obligations - Current	          -		                21,435		       27,613		        49,048
	Accounts Payable			                     307,154	                123,514	       666,156	      1,096,824
	Accrued Expenses			                     338,481	                188,994	       626,135	      1,153,610
						                                 --------------	          -------------	  -------------	------------------
		Total Current Liabilities	           3,861,740	                463,777	     2,188,790	      6,514,307
                                 						--------------	          -------------	---------------	------------------
Long-Term Liabilities
	Note Payable - Bank		 	                       -		                     -		      150,550	        150,550
	Capital Lease Obligations
     (Less Current Portion)                    -	                 14,663		       21,179		        35,842
                                 						--------------	          -------------	---------------	------------------
		Total Long-Term Liabilities	                 -		                14,663		      171,729	        186,392
                                 						--------------	          -------------	---------------	------------------
		Total Liabilities		                  3,861,740	                478,440	     2,360,519	      6,700,699
                                 						--------------	          -------------	---------------	------------------
Stockholder's Equity
	Common Stock, No Par Value; 50,000,000 Shares
		Authorized, 5,672,416 Shares Issued
  and Outstanding	                         5,672	                      -	             -	          5,672
	Paid in Capital				                   2,404,210	                962,500	     4,331,333	      7,698,043
	Retained Earnings			                 (5,823,636)	                     -		     (855,652)	    (6,679,288)
                                 						--------------	           -------------	---------------	------------------
		Total Stockholder's Equity	         (3,413,754)	               962,500	     3,475,681	      1,024,427
                                						--------------	            -------------	---------------	------------------
		Total Liabilities and
     Stockholder's Equity						        $ 447,986	            $ 1,440,940	     $5,836,200	     $7,725,126
                                						==============          	===============	=========	=========================

See auditor's report on supplemental information and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.
DIVISION STATEMENTS OF INCOME
(UNAUDITED)

                                                   								March 31, 2000
              				                          ----------------------------------------------------
                                                  						   Claims
                                        				Masterpiece	   Direct	       Maplecrest	     Total
                                      						--------------	-------------	---------------	------------------
Sales						                                 $ 139,537	     $      -		    $ 124,365	      $ 263,902

Cost of Sales					                             61,148		           -		      198,846	        259,994
                                      						--------------	-------------	---------------	------------------
 	Gross Profit				                             78,389		           -		      (74,481)	         3,908
Other Revenue				                             775,000	            -		      237,128	      1,012,128
                                      						--------------	-------------	---------------	------------------
Operating Profit Before Administrative
	Expense				                                  853,389	            -		      162,647	      1,016,036
                                      						--------------	-------------	---------------	------------------
Administrative Expenses
	Payroll, Fees, Taxes and Related Benefits    592,319	            -		      399,734	        992,053
	Rent					                                     87,728		           -		      215,681	        303,409
	Interest Expense			                          112,105	            -		       40,431		       152,536
	Professional Fees			                         433,861	            -		       21,335		       455,196
	Depreciation				                              28,463	 	          -		       43,612		        72,075
	Amortization				                              17,477		           -		       96,075		       113,552
	Utilities and Telephone		                     57,973	 	          -		       57,323		       115,296
	Travel and Entertainment		                    57,785		           -		        5,688		        63,473
	Other					                                    69,005		           -		      152,350	        221,355
                                      						--------------	-------------	---------------	------------------
		Total Administrative Expenses             1,456,716	            -		    1,032,229	      2,488,945
                                      						--------------	-------------	---------------	------------------
		(Loss) Income from Operations	             (603,327)	           -	      (869,582)	    (1,472,909)

Other Income and (Expenses)			                268,369	            - 		      13,930		       282,299
                                      						--------------	-------------	---------------	------------------
	Net Loss			 	                             $ (334,958)	    $      -		    $(855,652)	     $(1,190,610)
                                     						===============	=============	===============	==================


See auditors' report on supplemental information and accompanying notes.



  The following documents are filed as part of this Form 10-K Annual Report:

3)(i)		Articles of Incorporation		Incorporated by Reference
  (ii) 	Bylaws					Incorporated by Reference

5) Opinion re:  legality				Included

15)	Letter re change in certifying accountant	Incorporated by Reference

23)	Consents of Experts and Counsel		Included

  SIGNATURES

       Pursuant to the requirements of Section
   13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Masterpiece
  Technology Group,
   Inc.

                                    By:  /s/ Newell D. Crane
                                         Newell D. Crane
                                         President, Director

  Date:	July 11, 2000



3






10


MASTERPIECE TECHNOLOGY GROUP, INC.



13



