Form 10-K/A
period 2000-03-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-07-20
CIK 1041711

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

Indiciate by check mark if disclosure of delinquent filers pursuant to Item 404 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K []

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2000 was approximately $4,781,492.

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

CLDI's Retrobill service provides for the creation of medical insurance claims for patient services not previously billed. The services eligible for Retrobilling have been overlooked, and are known as "Retrobill" into Claims Direct's healthcare EDI services. Claims Direct has provided revenue enhancement services to over 117 hospitals throughout the United States. CLDI has clients from both completed and active revenue enhancement contracts (Retrobill) in 16 states, with hospitals ranging in size from 15 beds to 870 beds.

Claims Direct, Inc. provides all of its services through the application of its proprietary database software. This service allows for may data editing, data reporting and data enhacements for customer's medical claims rather than just using a typical printed claims reformat process to acheive an electronic claim transmission. Claims Direct maintains a 24-hour, 7 days per week dial in service for the receipt of customer claims and statements via toll free 800 numbers nationwide. This service operates from a secure bulletin board system with private phone lines within the company's headquarters. The company also offers a "retrieval" service to dial into a provider's office computer after hours and retrieve data to produce payment ready claims and statements electronically. The proprietary ClaiMaster(tm) software for HCFA-1500 claims editing and its companion UB-92 claims editor are available to customers, as well as a licences UB-92 claims editor designed for on-site use in hospital billing departments. The services ar enot restricted to PC Desktop computers or Windows Operating Systems. The company successfuly receives and/or retrieves claims and statements from other systems ranging from the DEC Micro PDP-11 to a hospital mainframe multi-facilitycomputer network, and a large regional billing office for a national provider of health rehabilitation services. The edit results from applying databse techniques to claims editing results in a variety of management reports and graphs for customers which may also be facility specific. Mutli-facility Hospital System Specific Edits can be based upon individual Group Numbers of Rendering physician PIN numbers. Management reports in the form of Graphs, Charts and Summaries are also prepared from the Claims Direct database report generating software. Mid-level management at our customer locations may utilize more detailed summary reports prepared by Claims Direct such as the "Top Ten Edit Results" each month. Operations supervisors at our customer sites use Top Ten, Summaries and claim by claim detail reports to identify and improve trends in coding and billing. Trend analysis is also available for each state in a multi-state customer operation, or for each doctor within a mutli-doctor practice. The reports may be reformatted to provide patient encounter data, or payor and utilization data. Unique Out-Bound claim formats are aso utilized by Claims Direct to provide for the maximum number of electronic claims submissions. Claims Direct interchanges certain claims with regional clearinghouses and receives a portion of the remuneration paid by the carriers (payors) to the Clearinghouse for clean electronic claims.

CLDI's Retrobill service provides for the creation of medical insurance claims for patient services not previously billed. The services eligible for Retrobilling have been overlooked, and are known as "Lost Charges." Retrobill does not include the re-submission of a claim sent previously to any insurance carrier, Medicare, or other payer. Lost charge items found during a Retrobill analysis may range from an all inclusive 10 day patient stay in a hospital to a single billing code referring to a "professional compenent" for service in the Emergency Room. The average hospital bills approximately $50,000 annually.
The range of overlooked charges often range from 1% to 5% of total hospital billing. CLDI estimates that the range of unbilled charges available for its Retrobill service averages from $500,000 to $2,500,000 per hospital. The Retrobill process begins with a sampling of medical records and claims covering a selected 30-day period. Data analysis is also run when available, to compare the use of certain billing codes in relation to commonly used billing code combinations. Retrobill claims are produced by utilizing contracted medical coding and billing companies to prepare a set of claims. The claims are electronically transferred into the claims editing computers at the Claims Direct headquarters office. When received, the claims are electronically analyzed for completeness of information, proper codes, and numerous combinations of billing criteria known to cause a claim either to pay on first submission or to be rejected by the insurance payer. Claims edits at CLDI now include over 11,000 "edits," emphasizing carrier specific "deep" edits. Each claim must pass all applicable edits before it is released electronically from the Claims Direct main server (computer) to the appropriate payer in the manner acceptable to that payer.

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





