Form 10-K/A
period 2000-03-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-07-27
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

AMENDED FORM 10-K

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

Maplecrest Custom Software
The Custom Software Division has designed and built healthcare applications for the past ten years. This group creates open architecture, single-site and network-wide healthcare solutions, utilizing a mix of custom software and integration of third party development. Projects range from simple web sites to complex multi-tier office network solutions, and increase productivity in such functions as clinical data communications, imaging, lab, pharmacy, peer review and outcomes analysis.
The Custom Software Division has assisted medical practices with a variety of solutions that include the automation of manual processes, converting legacy systems to state of the art client/server systems, deploying Remote Access Applications, providing automated data communications between sites, and extending Local Area based applications. The Custom Software Division has a team of certified developers that can deploy high-quality solutions with a wide variety of capabilities. Some of the development tools utilized include Visual Basic, Visual C++, and Oracle Designer 2000. Database design tools include Microsoft SQL Server, Oracle and MS Access. By linking people and healthcare partners through a secure intranet or extranet network, physicians and providers can share medical information and knowledge electronically, rather than using telephone messages, paper forms and couriers. Labs, authorizations, prescriptions and consultations can be forwarded, annotated and filed electronically. While reducing costs and increasing productivity, the Maplecrest network solution also empowers the provider to improve the quality of patient care. By designing Internet, intranet and extranet solutions, we've introduced our clients, large and small, to the next level of healthcare technology. Through this technology providers are able to realistically extend and broaden communications among themselves, their partners and with their patients 24 hours per day.

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

















MASTERPIECE TECHNOLOGY GROUP, INC.

FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

March 31, 2000











     MASTERPIECE TECHNOLOGY GROUP, INC.
     TABLE OF CONTENTS



                                                            			PAGE

Independent Auditors' Report

Financial Statements

     Balance Sheets                                          		1

     Statements of Income                                    		2

     Statements of Stockholders' Equity                      		3

     Statements of Cash Flows                                		4

     Notes to the Financial Statements                       		5-13

Supplemental Information

     Independent Auditor's Report on Supplemental
         Information						                                     14

     Division Balance Sheets                                 		15

     Division Statements of Income			                          16















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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Masterpiece Technology Group, Inc. as of March 31, 2000, and the results of operations, cash flows and changes in stock-holders' equity for the year then ended, in conformity with generally accepted accounting principles.



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

MASTERPIECE TECHNOLOGY GROUP, INC.
STATEMENTS OF INCOME


                                                          							Years Ended March 31
                                                    -----------------------------------------------
                                                    2000                 1999               1998
                                                    --------            	--------   	       -------
Sales                                               $  263,902            $  -              $  -
Cost of Sales                                          259,994               -                 -
                                                       --------            --------           --------
     Gross Profit                                        3,908               -                 -

Other Revenue                                        1,012,128            182,555             65,737
                                                       --------           --------           --------
Operating Profit Before
     Administrative Expenses                         1,016,036            182,555             65,737
                                                       --------          --------           --------
Administrative Expenses
     Payroll, Fees, Taxes and Related Benefits         992,053            310,254            304,835
     Rent                                              303,409             22,101             13,120
     Interest Expense                                  152,536              7,396              -

     Professional Fees                                 455,196               -                 -
     Depreciation                                       72,075              6,630              3,345
     Amortization                                      113,552               -                   -
     Utilities and Telephone                           115,296             43,807             30,976
     Travel and Entertainment                           63,473             36,574             28,009
     Other                                             221,355             46,430            126,925
                                                      --------           --------           --------
          Total Administrative Expenses              2,488,945            473,192            507,210
                                                      --------           --------           --------
     Loss from Operations                           (1,472,909)          (290,637)          (441,473)

Other Income and (Expenses)                            282,299              -                  -
                                                      --------             --------         --------
     Loss Before Taxes                              (1,190,610)          (290,637)          (441,473)

Income Taxes                                              -                 -                 -
                                                      --------            --------            --------
Net Loss                                           $(1,190,610)         $(290,637)         $(441,473)
                                                      ========            ========           ========
Net Loss Per Share                                 $     (.039)         $   (1.37)         $   (3.50)

See auditor's report and accompanying notes.

MASTERPIECE TECHNOLOGY
STATEMENTS OF STOCKHOLDERS' EQUITY



                                                            Common        Common          Paid in         Accumulated
                                                            Shares        Stock           Surplus         Deficit
                                                            --------    	--------        	--------        -----------
Balance, March 31, 1997                                     $ 491,314       $     491        $ 441,169    $(440,712)
Stock Split                                                   491,314             492             (492)           -
Shares Issued for Cash                                        440,962             441           52,059            -
Common Shares Issued in Exchange
     For Consulting                                           276,410             277                -            -
Shares Issued for Acquisition Rights                        8,044,150           8,044                -            -
Shares Issued for Cash                                        787,244             787          333,192            -
Net Loss                                                            -               -                -     (441,473)
                                                            --------    	--------        	--------        -----------

Balance, March 31, 1998                                    10,531,394          10,532          825,928     (882,185)
Shares Issued                                                 247,000             247           99,324            -
Less:  Expenses of Issuing
     Common Stock                                                   -               -          (87,900)           -
Net Loss                                                            -               -                -     (290,637)
                                                            --------     	--------       	--------       -----------

Balance, March 31, 1999                                    10,778,394          10,779          837,352    (1,172,822)
     Reverse Stock Split                                  (10,747,413)        (10,749)               -             -
     Merger of GDI and Masterpiece Medical
        and Del Crane Medical                               1,900,000           1,900          2,125,229  (4,315,856)
     Common Shares Issued in Exchange
          For Consulting                                    1,340,670           1,341            652,197           -
     Acquisition of Maplecrest
          Software             	                            1,850,765           1,851          3,121,315           -
     Acquisition of Claims Direct                             550,000             550            961,950           -
 Net Loss                                                           -               -                  -  (1,190,610)
                                                             --------          --------       	--------	   -----------

Balance, March 31, 2000                                    $5,672,416          $5,672         $7,698,043 $(6,679,288)
                                                            ==========          ========      =========== ========

See auditors' report and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.
STATEMENTS OF CASH FLOWS

                   					                                                  Years Ended March 31
                                                                 ---------------------------------------------
                                                                     2000                   	1999          	1998
                                                                 ------------            	-----------   -----------
Cash Flows From Operating Activities
     Net Loss                                                           $(1,190,610)       $ (290,637)       $ (441,473)
     Reconciliation of Net Loss with
          Cash Flows from Operations
               Depreciation                                                   72,075            6,630             3,345
               Amortization                                                  113,552                -                 -
               Stock Issued for Services                                     653,538                -                 -
               Changes in
                    Accounts Receivable                                       77,800            5,500           (20,300)
                    Other Current Assets                                     289,713             (170)                -
                    Deposits and Other Assets                                (19,864)               -                 -
                    Accounts Payable                                         130,769          176,116                 -
                    Accrued Expenses                                         (83,331)          95,596            26,917
                                                                            ----------         ----------       --------
     Cash Provided (Used) by Operations                                       43,642           (6,965)         (431,551)
                                                                            ----------         ----------       --------
Cash Flows from Investing Activities
     Acquisition of Property and Equipment                                   (90,584)         (50,419)          (33,449)
     Capitalized Software Costs                                             (171,022)               -                 -
     Payments of Notes Receivable                                             81,000          (81,000)                -
                                                                            ----------        ----------        --------
          Cash Used by Investing Activities                                 (180,606)        (131,419)          (33,449)
                                                                            ----------          ----------      --------
Cash Flows From Financing Activities
     Increase in Bank Overdraft                                              (56,596)             418                 -
     Increase in Notes Payable                                               237,428           89,962           113,590
     Payments on Capital Lease Obligations                                   (43,868)               -                 -
     Sale of Common Stock, Net of Cost                                             -           11,637           387,737
                               		                                            ----------          ----------     --------
          Cash Provided by Financing Activities                              136,964          102,017           501,327
                            			                                             ----------          ----------      --------
          Net Change in Cash                                                       -          (36,367)           36,367
                         		                                                 ----------         ----------       --------
Beginning Cash Balance                                                             -           36,367                 -
                           		                                               ----------         ----------       --------
          Ending Cash Balance                                             $        -         $      -          $ 36,367
                                                                            ==========         ==========       =========

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

Amortization

Capitalized software costs are amortized over fifteen years using the straight-

line method. Capitalized software costs are stated net of accumulated amortization of $630,570 as of March 31, 2000.


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


NOTE 8 - INCOME TAXES

The Company has no income tax provision for the years ended March 31, 2000, 1999 and 1998 due to net operating loss carryforwards.

The income tax effect of the temporary differences giving rise to the Company's deferred tax assets as of March 31, 2000 is as follows:

           Federal net operating loss carryforwards              $ 2,274,400

           Total deferred tax asset                  773,296
           Valuation allowance                      (773,296)

           Net deferred tax asset                  $       -
                                                   ============

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



















	INDEPENDENT AUDITORS' REPORT
	ON SUPPLEMENTAL INFORMATION

Directors and Officers
Masterpiece Technology Group, Inc.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The following supplemental information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.







Fort Mitchell, Kentucky
July 7, 2000

MASTERPIECE TECHNOLOGY GROUP, INC.
DIVISION BALANCE SHEETS

                                                                                               March 31, 2000
                                                       ------------------------------------------------------------
                                                                                Claims
                                                       Masterpiece              Direct                Maplecrest          Total
                                                       ---------            -------------        ---------------   ------------
Current Assets
     Accounts Receivable                                 $    17,399           $ 165,793          $264,299         $ 447,491
     Other Current Assets                                    300,120                   -             3,411           303,531
                                                              ------       -------------    ---------------   ------------------
Total Current Assets                                         317,519             165,793           267,710           751,022
                                                          ----------       -------------    ---------------   ------------------
Property and Equipment
     Buildings and Improvements                                    -                   -           257,786           257,786
     Equipment, Furniture and Fixtures                       130,185              86,658           617,944           834,787
                                                            --------       -------------    ---------------   ------------------
                                                             130,185              86,658           875,730         1,092,573
     Less Accumulated Depreciation                            87,017              47,192           546,159           680,368
                                                            --------       -------------    ---------------   ------------------
          Total Property and Equipment                        43,168              39,466           329,571           412,205
                                                            --------       -------------    ---------------   ------------------
Other Assets
     Due from Masterpiece Medical                                  -                   -                 -                 -
     Capitalized Software Cost                                63,460           1,231,664         5,237,001         6,532,125
     Deposits and Other Assets                                23,839               4,017             1,918            29,774
                                                             -------       -------------    ---------------   ------------------
          Total Other Assets                                  87,299           1,235,681         5,238,919         6,561,899
                                                          ----------       -------------    ---------------   ------------------
          Total Assets                                     $ 447,986         $ 1,440,940       $ 5,836,200        $7,725,126
                                                          ===========================================
          LIABILITES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Bank Overdraft                                        $ 93,436             $ (18,631)     $    (2,085)        $  72,720
     Notes Payable - Banks                                1,014,796                     -          477,763         1,492,559
     Note Payable - Officers and
              Related Parties                             1,218,475                 34,500         149,400         1,402,375
     Notes Payable - Others                                 889,398                113,965         243,808         1,247,171
     Capital Lease Obligations - Current                          -                 21,435          27,613            49,048
     Accounts Payable                                       307,154                123,514         666,156         1,096,824
     Accrued Expenses                                       338,481                188,994         626,135         1,153,610
                                                              -----         -------------    ---------------   ------------------
          Total Current Liabilities                       3,861,740                463,777       2,188,790         6,514,307
                                                          ---------         -------------    ---------------   ------------------
Long-Term Liabilities
     Note Payable - Bank                                          -                      -         150,550           150,550

     Capital Lease Obligations
            (Less Current Portion)                                -                  14,663         21,179            35,842
                                                         ----------             ------------- ---------------   ------------------
          Total Long-Term Liabilities                             -                  14,663        171,729           186,392
                                                         ----------             ------------- ---------------   ------------------
          Total Liabilities                               3,861,740                 478,440      2,360,519         6,700,699
                                                          ---------             ------------- ---------------   ------------------
Stockholder's Equity
     Common Stock, No Par Value; 50,000,000 Shares
          Authorized, 5,672,416 Shares Issued
          and Outstanding                                     5,672                       -              -             5,672
     Paid in Capital                                      2,404,210                 962,500       4,331,333        7,698,043
     Retained Earnings                                   (5,823,636)                      -        (855,652)      (6,679,288)
                                                           --------            -------------  ---------------   ------------------
          Total Stockholder's Equity                     (3,413,754)                962,500       3,475,681        1,024,427
                                                            -------            -------------  ---------------   ------------------
          Total Liabilities and
            Stockholder's Equity                          $ 447,986            $  1,440,940     $ 5,836,200       $7,725,126
                                                            ============================================

See auditor's report on supplemental information and accompanying notes.

MASTERPIECE TECHNOLOGY GROUP, INC.
DIVISION STATEMENTS OF INCOME

                                                                      Year Ended March 31, 2000
                                                   ----------------------------------------------------
                                                                                      Claims
                                                   Masterpiece       	Direct       	  Maplecrest          Total
                                                   -----------     	-------------     ---------------     ------------------
Sales                                               $ 139,537        $      -              $ 124,365        	$ 263,902

Cost of Sales                                          61,148               -                 198,846          259,994
                                                   ----------- 	    -------------     ---------------     ------------------
     Gross Profit                                      78,389               -                 (74,481)          	3,908
Other Revenue                                         775,000               -                 237,128        1,012,128
                                                   ----------- 	    -------------     ---------------     ------------------
Operating Profit Before Administrative
     Expense                                          853,389               -                 162,647        1,016,036
                                                   -----------     	-------------     ---------------     ------------------
Administrative Expenses
     Payroll, Fees, Taxes and Related Benefits        592,319               -                 399,734          992,053
     Rent                                              87,728               -                 215,681          303,409
     Interest Expense                                 112,105               -                  40,431          152,536
     Professional Fees                                433,861               -                  21,335          455,196
     Depreciation                                      28,463               -                  43,612           72,075
     Amortization                                      17,477               -                  96,075          113,552
     Utilities and Telephone                           57,973               -                  57,323          115,296
     Travel and Entertainment                          57,785               -                   5,688           63,473
     Other                                             69,005               -                 152,350          221,355
                                                   ----------- 	    -------------     ---------------     ------------------
       Total Administrative Expenses                1,456,716               -               1,032,229        2,488,945
                                                   ----------- 	    -------------     ---------------     ------------------
       (Loss) Income from Operations                 (603,327)              -                (869,582)      (1,472,909)

Other Income and (Expenses)                           268,369               -                  13,930          282,299
                                                   ----------- 	    -------------     ---------------     ------------------
     Net Loss                                      $ (334,958)       $      -                $(855,652)    $(1,190,610)
                                                   ==============   =============     ===================



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