Form 10-Q
period 2000-06-30
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-08-15
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                 Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

     As of June 30, 2000, approximately 5,672,416 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

     As of June 30, 2000, approximately 100,000 shares of the Registrant's Preferred Stock, $.10 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

               MASTERPIECE TECHNOLOGY GROUP, INC.
                         BALANCE SHEETS

                             ASSETS

                                                               (Unaudited)
                                                               June 30,             March 31,
                                                               2000                 2000
                                                               ------------------------------
Current Assets
  Accounts Receivable                                          $   228,818      $   447,491
  Other Current Assets                                             238,757          303,531
                                                               ------------------------------
     Total Current Assets                                          467,575          751,022
                                                               ------------------------------
Property and Equipment
  Building and Improvements                                        257,786         257,786
  Equipment, Furniture and Fixtures                                834,787         834,787
                                                               ------------------------------
                                                                 1,092,573       1,092,573
  Less Accumulated Depreciation                                    710,695         680,368
                                                               ------------------------------
    Total Property and Equipment                                   381,878         412,205
                                                               ------------------------------
Other Assets
  Capitalized Software Cost                                      6,416,374       6,532,125
  Deposits and Other Assets                                         28,447          29,774
                                                               ------------------------------
    Total Other Assets                                           6,444,821       6,561,899
                                                               ------------------------------
    Total Assets                                              $  7,294,274    $  7,725,126
                                                              ==============================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                                              $     35,224   $     72,720
  Current Portion of Mortgage Note                                   1,131           1,131
  Notes Payable - Banks                                          1,443,396       1,491,428
  Notes Payable - Officers and Related Parties                      64,299       1,402,375
  Notes Payable - Others                                           994,691       1,247,171
  Capital Lease Obligations - Current                               49,048          49,048
  Accounts Payable                                               1,086,958       1,096,824
  Accrued Expenses                                                 651,384       1,153,610
                                                             ------------------------------
    Total Current Liabilities                                    4,326,131       6,514,307
                                                             ------------------------------

Long-Term Liabilities
  Mortgage Payable - Bank (Less Current Portion)                   150,275         150,550
  Capital Lease Obligations (Less Current Portion)                  26,732          35,842
                                                             ------------------------------
    Total Long-Term Liabilities                                    177,007         186,392
                                                             ------------------------------
Stockholders' Equity
  Common Stock, No Par Value; 50,000,000 Shares Authorized 5,672,416
   and 5,672,416, Issued and Outstanding as of June 30, 2000         8,865       5,672
   and March 31, 2000, respectively
  Paid-in Capital                                               10,094,567         7,698,043
  Accumulated Deficit                                           (7,312,296)      (6,679,288)
                                                             ------------------------------
    Total Stockholders' Equity                                   2,791,136        1,024,427
                                                             ------------------------------

    Total Liabilities and Stockholders' Equity                $  7,294,274      $  7,725,126
                                                             ==============================



         MASTERPIECE TECHNOLOGY GROUP, INC.
                STATEMENTS OF INCOME

                                                              (Unaudited)
                                                     Three Months Ended June 30,
                                        ----------------------------------------
                                                     2000                  1999
                                       -------------------    ------------------
Sales                                    $       338,775    $            -

Cost of Sales                                      5,147             (21,602)
                                       -------------------    ------------------
    Gross Profit                                 333,628             (21,602)
                                       -------------------    ------------------

Administrative Expenses
  Payroll, Fees, Taxes and Related Benefits      303,277              169,251
  Rent                                            18,490                    -
  Interest Expense                                 3,017                    -
  Professional Fees                              444,125                    -
  Depreciation                                    33,635                    -
  Amortization                                   120,633                    -
  Utilities and Telephone                         44,697                    -
  Travel and Entertainment                        31,288                    -
  Other                                           28,821                    -
                                       -------------------    ------------------
    Total Administrative Expenses              1,027,983              169,251
                                       -------------------    ------------------
    Loss from Operations                        (694,355)            (190,853)

Other Income and (Expenses)                          343                    -
                                       -------------------    ------------------
    Loss Before Taxes                           (694,012)            (190,853)

Income Taxes                                       -                        -
                                       -------------------    ------------------
    Net Loss                              $     (694,012)       $    (190,853)
                                       ===================   ==================
    Net Loss Per Share                    $        (0.10)      $         (0.01)
                                       ===================    ==================

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations.

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


         Part II - Other Information

Item 1.  Legal Proceedings

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

             Masterpiece Technology Group, Inc.
                         (Registrant)

Dated August 14, 2000                      /s/ Newell Crane
                                               President