Form 10-Q/A
period 2000-06-30
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-09-05
CIK 1041711

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
                                                     ===================    ==================

                                MASTERPIECE TECHNOLOGY GROUP, INC.
                                        STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                  Three Months
                                                  Ended June 30,
                                                  2000

Cash Flows From Operating Activities
  Net Loss                                        $    (694,012)
  Reconciliation of Net Loss with
    Cash Flows from Operations
      Depreciation                                       33,635
      Amortization                                      120,633
      Stock Issued for Debt and Services              2,452,531
      Changes In
        Accounts Receivable                             218,673
        Other Current Assets                             64,774
        Deposits and Other Assets                         1,327
        Accounts Payable                                 (9,866)
        Accrued Expenses                               (502,226)
                                             -----------------------
      Cash Provided (Used) by Operations              1,685,469
                                             -----------------------
Cash Flows From Investing Activities
  Acquisition of Property and Equipment                       -
  Capitalized Software Costs                                  -
  Payments of Notes Receivable                                -
                                             -----------------------
    Cash Used by Investing Activities                         -
                                             -----------------------
Cash Flows From Financing Activities
  Decrease in Bank Overdraft                            (37,496)
  Decrease in Notes Payable                          (1,638,863)
  Payments on Capital Lease Obligations                  (9,110)
  Sale of Common Stock, Net of Cost                           -
                                             ------------------------
    Cash Provided by Financing Activities            (1,685,469)
                                             -----------------------
    Net Change in Cash                                        -

Beginning Cash Balance                                        -
                                             ------------------------
    Ending Cash Balance                      $                -


Financial Data Schedule is also attached as Exhibit 27.

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

Management believes that actions presently being taken to revive the Company's operating and financing requirements provide the opportunity for the Company to continue as a going concern. Some of these steps include:

a. Upon acquisition of Maplecrest Software by Masterpiece Technology Group, Inc. ("MPTG"), a debt was incurred due to past salary owed to three of the founders of Maplecrest. An agreement has been reached between Masterpiece and these individuals for full settlement for all past due salaries arising for all periods between January 1, 1999 and May 1, 2000 by issuing to those individuals free trading stock in MPTG, as soon as those shares are registered. There will be 111,200 shares of free trading stock issued to satisfy $278,000 of salaries that are shown as a liability on the balance sheet at March 31, 2000. This transaction is expected to occur in the fiscal year ended March 31, 2001.

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
                                                           ---------
                                                           $ 84,226
                                                           =========


NOTE 6 - CAPITAL LEASE OBLIGATIONS (Continued)

Minimum future payments under the capital lease obligations are as follows:

                    Year Ended
                    March 31,

                    2001                       $  60,858
                    2002                          31,122
                    2003                           5,885
                    2004                           2,898
                    2005                             724
                                                 ---------
               Total Payments                    101,487

               Interest Portion of
                 Minimum Payments                (16,597)
                                                 ---------
               Present Value of Capital
                   Lease Obligations              84,890

               Less Current Portion               49,048
                                                 --------
               Long-Term Portion                 $35,842
                                                 ========

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
                                                                 ============

The Company records a valuation allowance due to the uncertainty of utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended March 31, 2000 is as follows:

          Balance April 1, 1999                                    $398,760
          Increase in Non-Utilization of Net Operating
            Loss Carryforwards                                      374,536
                                                                   -------------
          Balance, March 31, 2000                                  $773,296
                                                                   =============
At March 31, 2000, the Company had unused net operating loss carryforwards for income tax purposes available to offset future taxable income, if any, as follows:

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