Form 10QSB
period 2000-09-30
MASTERPIECE TECHNOLOGY GROUP INC
filed 2000-11-20
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                          Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

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

     As of September 30, 2000, approximately
14,237,758 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

     As of June 30, 2000, approximately
100,000 shares of the Registrant's Preferred
Stock, $.10 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

The information required by this Item is attached as
Exhibit 99.15 hereto.

Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of Operations.

The information required by this Item is attached as Exhibit 99.15 hereto.

         Part II - Other Information

Item 1.  Legal Proceedings.

Apparently a lawsuit has been filed against the Company by a shareholder, Russell Koch, for enforcement of an option agreement. Management has not seen this lawsuit and cannot therefore comment on its content or validity, but intends to vigorously defend against the allegations.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 20, 2000, the Company held its annual meeting of Shareholders at which meeting the following Directors were voted upon and elected:
     Newell D. Crane
     Jeffrey Beneson
     Margaret Crane

                  Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

             Masterpiece Technology Group, Inc.
                         (Registrant)

Date __________ ______________________
                              President