Form 10QSB
period 2000-12-31
MASTERPIECE TECHNOLOGY GROUP INC
filed 2001-02-21
CIK 1041711

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-22851

MASTERPIECE TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Utah

(State or jurisdiction of incorporation or organization)

91-179-3053

(I.R.S. Employer Identification No.)

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

As of December 31, 2000, approximately 15,947,758 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

As of December 31, 2000, approximately 100,000 shares of the Registrant's Preferred Stock, $.10 par value, were outstanding.

Part I - Financial Information.

Item 1. Financial Statements.

MASTERPIECE TECHNOLOGY GROUP, INC.

BALANCE SHEETS

ASSETS

<table>

<tc>

	(Unaudited) December 31, 2000	March 31, 2000
Current Assets
Accounts Receivable	$ 249,895	$ 447,491
Other Current Assets	503,450	303,531
Total Current Assets	753,345	751,022
Property and Equipment
Building and Improvements	257,786	257,786
Equipment, Furniture and Fixtures	834,787	834,787
	1,092,573	1,092,573
Less Accumulated Depreciation	771,350	680,368
Total Property and Equipment	321,223	412,205
Other Assets
Capitalized Software Cost	5,900,670	6,532,125
Deposits and Other Assets	25,888	29,774
Total Other Assets	5,926,558	6,561,899
Total Assets	$ 7,001,126	$ 7,725,126

</table>

LIABILITIES AND STOCKHOLDERS' EQUITY

<table>

<tr>

Current Liabilities
Bank Overdraft	$ 62,683	$ 72,720
Current Portion of Mortgage Note	1,131	1,131
Notes Payable - Banks	1,438,455	1,491,428
Notes Payable - Officers and Related Parties	141,076	1,402,375
Notes Payable - Others	1,002,956	1,247,171
Capital Lease Obligations - Current	39,938	49,048
Accounts Payable	1,102,299	1,096,824
Accrued Expenses	707,267	1,153,610
Total Current Liabilities	4,495,805	6,514,307
Long-Term Liabilities
Mortgage Payable - Bank (Less Current Portion)	150,550	150,550
Capital Lease Obligations (Less Current Portion)	34,342	35,842
Total Long-Term Liabilities	184,892	186,392
Stockholders' Equity
Common Stock, No Par Value; 50,000,000 Shares Authorized 15,947,758 and 5,672,416, Issued and Outstanding as of December 31, 2000 and March 31, 2000, respectively	15,947	5,672
Treasury Stock	(46,200)	-
Paid-in Capital	12,340,235	7,698,043
Accumulated Deficit	(9,989,553)	(6,679,288)
Total Stockholders' Equity	2,320,429	1,024,427
Total Liabilities and Stockholders' Equity	$ 7,001,126	$ 7,725,126

</table>

MASTERPIECE TECHNOLOGY GROUP, INC.

STATEMENTS OF INCOME

	(Unaudited) Three Months Ended Dec.		(Unaudited) Nine Months Ended Dec. 31,
	2000	1999	2000	1999
Sales	$ 50,955	$ 378,315	$ 645,583	$ 378,315
Cost of Sales	1,325	507,152	8,572	574,271
Gross Profit	49,630	(128,837)	637,011	(195,956)
Administrative Expenses
Payroll, Fees, Taxes and Related Benefits	124,826	1,722,377	1,796,155	2,304,665
Rent	16,192	-	54,648	-
Interest Expense	142	-	3,520	-
Professional Fees	428,187	-	1,225,959	-
Depreciation	30,327	-	94,289	-
Amortization	214,305	-	646,471	-
Utilities	20,657	-	95,362	-
Travel and Entertainment	6,143	-	53,421	-
Other	23,142	-	74,464	-
Total Administrative Expenses	863,921	1,722,377	4,044,289	2,304,665
Loss from Operations	(814,291)	(1,851,214)	(3,407,278)	(2,500,621)
Other Income and (Expenses)	2,391	-	55,251	-
Loss Before Taxes	(811,900)	(1,851,214)	(3,352,027)	(2,500,621)
Income Taxes	-	-	-	-
Net Loss	(811,900)	(1,851,214)	(3,352,027)	(2,500,621)
Let Loss Per Share	(0.05)	(0.01)	(0.29)	(0.03)

</table>

MASTERPIECE TECHNOLOGY GROUP, INC.

STATEMENTS OF CASH FLOWS

<table>

<tr>

	(Unaudited) Three Months Ended Dec. 31, 2000	(Unaudited) Nine Months Ended Dec. 31, 2000
Cash Flows From Operating Activities
Net Loss	$ (811,900)	$ (1,505,912)
Reconciliation of net Loss with
Depreciation	30,327	63,962
Amortization	214,305	334,938
Stock Issued for Services	193,278	2,645,809
Changes in
Accounts Receivable	42,180	260,853
Other Current Assets	271,658	336,432
Deposits and Other Assets	-	1,327
Accounts Payable	22,062	12,196
Accrued Expenses	52,661	(449,565)
Cash Provided (Used) by Operations	14,571	1,700,040
Cash Flows From Investing Activities	-	-
Cash Flows From Financing Activities
Increase (Decrease) in Bank Overdraft	4,584	(32,912)
Increase (Decrease) in Notes Payable	(19,155)	(1,658,018)
Payments on capital lease Obligations	-	(9,110)
Cash Provided by Financing Activities	(14,571)	(1,700,040)
Net Change in Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	-	-

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Masterpiece Technology Group, (MPTG), has reorganized its Maplecrest and Claims Direct divisions. Both divisions have reported earnings substantially below target expectations, and are encumbered with pre-existing debt, loss and litigation.

Maplecrest Software provides document automation solutions for business and healthcare, and is headquartered in Danbury, CT. Claims Direct operates a complete electronic medical and hospital claims service and the Retro Bill revenue tool, and is headquartered in Phoenix, AZ.

The merger with Claims Direct Inc. was rescinded subsequent to the close of the quarter with the approval of the Boards of Directors of both companies. A license agreement for the Claims Direct software was taken by MPTG for potential future applications.

Masterpiece EMR(electronic medical records) is being revised for a variety of new computer environments. Dr. William Coyne, M.D. is directing the development in accordance with the needs of the medical community and new computer technology. EMR systems in the medical industry will be as essential for the physician as accounting software is for the accountant.

Masterpiece has signed an agreement with MedFocus Radiology Network to provide services as a claims clearinghouse. Masterpiece Claims Clearing House provides proprietary electronic data interchange services for insurance claims and patient statements originating in healthcare facilities. These services assist physicians and hospitals by improving cash flows and by reducing administrative costs and burdens. The contract calls for Masterpiece to accept electronic claims from multiple Radiology Centers throughout the state New York, re-format as appropriate and electronically submit claims to the designated Payor quickly and efficiently. This initial contract with Med Focus is the first in the Radiology field for Masterpiece. Masterpiece has extensive experience in providing billing services for nursing homes, physician practices and optical centers.

MPTG provides billing services and Medicare Audit services to physicians, pharmacies and hospitals. As part of the Company's Health Care Provider Protection Audit Program, an insurance package from the Fulcrum Insurance Company of New York will provide Medicare & Medicaid Provider Protection Insurance

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Masterpiece Technology Group, Inc. (Registrant)

Date February 20, 2001 /s/ Newell Crane

President